Form 10-Q
period 1995-09-30
CAPTAIN TONYS PIZZA INC /NY/
filed 1996-11-25
CIK 802523

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1995

                                        OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


            For the transition period from          to          .
                                          ----------  ----------


                       Commission File Number 33-8964


                        CAPTAIN TONY'S PIZZA, INC.
      -----------------------------------------------------------------
          (Exact name of registrants as specified in its charter)


             New York                                16-1260971
  ---------------------------------   -------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification Number.)
 incorporation or organization)


                    P. O. Box 82, Deland, Florida 32721-0082
                    ----------------------------------------
                   (Address of principal executive offices)


                                (800) 332-8669
                          --------------------------
                          (Issuer's telephone number)


                 1945 East Ridge Road, Rochester, New York 14622
  ----------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   ------  ------

     As of September 30, 1995 8,131,661 shares of common stock of the issuer were outstanding.

                          CAPTAIN TONY'S PIZZA, INC.

                                    INDEX

                                                                        Page
                                                                       Number
                                                                       ------
PART I. FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheets as of September 30, 1995
          (Unaudited) and June 30, 1995..................................1

          Consolidated Statements of Operations for the Three
          Months Ended September 30, 1995 and 1994 (Unaudited)...........2

          Consolidated Statements of Cash Flows for the Three
          Months Ended September 30, 1995 and 1994 (Unaudited)...........3

          Notes to Consolidated Financial Statements (Unaudited).........4

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................5

PART II.  OTHER INFORMATION..............................................7

SIGNATURES...............................................................8



                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CAPTAIN TONY'S PIZZA, INC.
                          CONSOLIDATED BALANCE SHEETS

                                               September 30,       June 30,
                                                   1995              1995
                                                (Unaudited)         (Note)
                                               -------------    -------------
ASSETS
Current assets:
  Cash                                          $  38,448         $  36,644
  Accounts receivable, net of allowance             3,193             2,138
  Inventories                                           -             2,772
  Prepaid expenses                                    840             1,014
                                                ---------         ---------

    Total current assets                           42,481            42,568

EQUIPMENT                                          13,051            13,051
  Less accumulated depreciation                   (12,832)           12,760
                                                ---------         ---------
                                                      219               291
OTHER ASSET
  Security deposit                                    375               375
                                                ---------         ---------
                                                $  43,075         $  43,234
                                                =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $   10,406        $   7,622
  Other liabilities                                    696            1,215
                                                ----------        ---------

    Total Current Liabilities                       11,102            8,837

Shareholder's equity (Note B)
  Common stock                                       8,131            8,121
  Additional paid-in capital                       938,781          937,791
  Accumulated deficit                             (914,939)        (911,515)
                                                ----------        ---------
                                                    31,973           34,397
                                                ----------        ---------
                                                $   43,075        $  43,234
                                                ==========        =========

     Note: The balance sheet at June 30, 1995 has been taken from the audited financial statements at that date and condensed.

     See accompanying notes to condensed consolidated financial statements

                           CAPTAIN TONY'S PIZZA, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                              Three months ended September 30,
                                                   1995             1994
                                              --------------   --------------
Revenues:
  Franchise royalty fees                         $ 14,886         $ 21,593
  Franchise transfer fees                           2,500                -
  Institutional food sales                              -           12,421
  Other sales                                       3,793            7,875
  Other income                                      5,957                -
                                                 --------         --------
                                                   27,136           41,889

Costs and expenses:
  Cost of institutional food sales                      -           11,787
  Cost of other sales                               4,441            5,437
  Operating, general and administrative expenses   26,119           36,675
                                                 --------         --------
                                                   30,560           53,899
                                                 --------         --------
    (Loss) from operations                         (3,424)         (12,010)

  Interest income, net                                  -            3,123
                                                 --------         --------
    Net (loss)                                   $ (3,424)        $ (8,887)
                                                 ========         ========

Net earnings (loss) per share                    $      -         $      -
                                                 ========         ========


     See notes to consolidated financial statements

                           CAPTAIN TONY'S PIZZA, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                     FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                              Three months ended September 30,
                                                   1995             1994
                                              --------------   --------------
CASH FLOWS - OPERATING ACTIVITIES
  Net (loss) for the period                     $(3,424)         $ (8,887)
  Adjustments to reconcile net (loss)
   to net cash provided (used) by
   operating activities:
    Depreciation and amortization                    72               266
    Changes in certain assets and liabilities
     affecting operations:
      Accounts receivable                        (1,055)              691
      Inventories                                 2,772            (2,947)
      Prepaid expenses                              174               407
      Accounts payable                            2,784             6,688
      Due to officer/shareholder                      -            (2,413)
      Other liabilities                            (519)             (747)
                                                -------          --------
         Net cash provided (used)
          by operating activities                   804            (6,942)

CASH FLOWS - INVESTING ACTIVITIES
  Issuance of common stock                        1,000                 -
                                                -------          --------

        Net (decrease) in cash                    1,804            (6,942)

Cash at beginning of period                      36,644           101,893
                                                -------          --------
        Cash at end of period                  $ 38,448          $ 94,951
                                               ========          ========

     See notes to consolidated financial statements

                          CAPTAIN TONY'S PIZZA, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995
                                 (UNAUDITED)


NOTE A:  CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, CTP Equipment, Inc. ("CTP"). Intercompany transactions and balances have been eliminated in consolidation.

The condensed consolidated balance sheet as of September 30, 1995, the consolidated statements of operations for the three-month periods ended September 30, 1995 and 1994, and the consolidated statements of cash flows for the three-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1995 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or are omitted. It is suggested that these condensed financial statements be read in conjunction with financial statements and notes thereto included in the Company's form 10-K, Annual Report, under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1995. The results of operations for the period ended September 30, 1995 are not necessarily indicative of operating results for the full year.


NOTE B:  ISSUANCE OF COMMON STOCK

In September 1995, the Board of Directors approved the issuance of 10,000 shares of common stock to a Director for services rendered. The stock was valued at $.01 per share based on an independent appraisal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company's cash balance increased by $1,804 during the three months ended September 30, 1995 due principally to the liquidation of inventories and the deferral of payments due vendors offsetting the loss for the period. The cash balance at September 30, 1995 represents 91% of current assets and 89% of total assets, a measure of the highly liquid nature of the Company's assets. Net working capital was $31,973 (3.8 to 1) at September 30, 1995 compared with $33,731 (4.8 to 1) at June 30, 1995 and $66,261 (2.4 to 1) at September 30,
1994.

The Company is trying to address and correct its declining liquidity and financial condition by advertising for new franchises and soliciting prospective merger candidates.


RESULTS OF OPERATIONS

The Company incurred a loss of $3,424 for the current quarter versus a loss of $8,887 for the quarter a year ago. The following material further contributed to the change:

Decrease in franchise royalty fees collected due to reduction
in number of franchisees from 18 to 12                            $ 6,700

Increase in other franchise fees; transfer fee was received         2,500

Loss of University of Rochester institutional food sales contract    (600)

Commission income from food sales to franchisees                    4,500

Termination of food, merchandise and paper sales to franchisees,
closeout of inventories                                            (3,100)

Decrease in interest income due to decreased interest bearing
cash and note receivable balances                                  (3,100)

Cost reductions in general and administrative expenses due to reduced operation:

  Officer salaries                                                  3,500
  Clerical salaries                                                 3,000
  Accounting and auditing fees                                      2,000
  Other                                                             2,000

Other factors, net                                                  1,500
                                                                  -------
      Total loss decline                                          $ 5,500
                                                                  =======

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS


TRENDS AND OUTLOOK

Management continues to seek new franchisees to increase the Company's revenues while effectively containing expenses. Moreover, increased efforts are being made to increase collections of royalties from existing franchises.

With the continuing decline in the number of franchisees, management has sought viable merger or acquisition candidates and intends to continue to do so. Management believes that the successful completion of a merger will enhance the value of shareholders' investments and provide the capital resources and profitability to grow the Company.

                        PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings

           None

Item 2.  Changes in Securities

           N/A

Item 3.  Defaults Upon Senior Securities

           N/A

Item 4.  Submission of Matters to a Vote of Security Holders

           N/A

Item 5.  Other Information

           N/A

Item 6.  Exhibits and Reports on Form 8-K

           a.  Exhibits

                 None

           b.  Reports on Form 8K

                 There were no reports on Form 8-K filed for the three months ended September 30, 1995.

                                     SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(REGISTRANT)                          CAPTAIN TONY'S PIZZA, INC.
BY (SIGNATURE)                        /s/ Michael J. Martella
(NAME AND TITLE)                      Michael J. Martella, President,
                                      Treasurer, Chief Executive Officer and
                                      Director
(DATE)                                November 10, 1995


BY (SIGNATURE)                        /s/ Robert J. Wood
(NAME AND TITLE)                      Robert J. Wood, Secretary and Director
(DATE)                                November 10, 1995
