Form 10-Q
period 1995-12-31
CAPTAIN TONYS PIZZA INC /NY/
filed 1996-11-25
CIK 802523

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 1995

                                      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

              For the transition period from          to          .
                                            ----------  ----------


                         Commission File Number 33-8964


                           CAPTAIN TONY'S PIZZA, INC.
        ---------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


             New York                                 16-1260971
 ------------------------------------     ------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


                    P. O. Box 82, Deland, Florida  32721-0082
                    -----------------------------------------
                    (Address of principal executive offices)


                               (800) 332-8669
                         --------------------------
                        (Issuer's telephone number)


 ---------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
   -----  -----

As of December 31, 1995, 8,131,661 shares of common stock of the issuer were outstanding.

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

          Consolidated Balance Sheets as of December 31, 1995
          (Unaudited) and June 30, 1995..................................1

          Consolidated Statements of Operations for the Six Months
          Ended December 31, 1995 and 1994 (Unaudited)...................2

          Consolidated Statements of Cash Flows for the Six Months
          Ended December 31, 1995 and 1994 (Unaudited)...................3

          Notes to Consolidated Financial Statements (Unaudited).........4

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................5

PART II.  OTHER INFORMATION..............................................6

SIGNATURES...............................................................7


                           CAPTAIN TONY'S PIZZA, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                 December 31,       June 30,
                                                     1995             1995
                                                 (Unaudited)         (Note)
                                                 ------------     ------------
ASSETS

CURRENT ASSETS
  Cash                                            $  33,840        $  36,644
  Accounts receivable, net of allowance               1,022            2,138
  Inventories                                             -            2,772
  Prepaid expenses                                        -            1,014
                                                  ---------        ---------
        TOTAL CURRENT ASSETS                         34,862           42,568

EQUIPMENT                                                 -           13,051
  Less accumulated depreciation                           -            2,760
                                                  ---------        ---------
                                                          -              291
OTHER ASSET
  Security deposit                                        -              375
                                                  ---------        ---------
                                                  $  34,862        $  43,234
                                                  =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                $   1,500        $   7,622
  Other liabilities                                      16            1,215
                                                  ---------        ---------
        TOTAL CURRENT LIABILITIES                     1,516            8,837

SHAREHOLDERS' EQUITY (NOTE B)
  Common stock                                        8,131            8,121
  Additional paid-in capital                        938,781          937,791
  Accumulated deficit                              (913,566)        (911,515)
                                                  ---------        ---------
                                                     33,346           34,397
                                                  ---------        ---------
                                                  $  34,862        $  43,234
                                                  =========        =========


Note: The balance sheet at June 30, 1995 has been taken from the audited financial statements at that date and condensed.

See notes to consolidated financial statements.

                           CAPTAIN TONY'S PIZZA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                       Three months ended    Six months ended
                                          December 31,         December 31,
                                        1995       1994        1995      1994
                                       -------    -------    -------   -------
Revenues:
  Franchise royalty fees               $14,129   $28,598     $29,015   $50,191
  Other franchise fees                       -     2,500       2,500     2,500
  Institutional food sales                   -    12,213           -    24,634
  Other sales                                -     7,060       3,793    14,935
  Other income                             250       946       6,207       946
                                       -------   -------     -------   -------
                                        14,379    51,317      41,515    93,206

Costs and expenses:
  Cost of institutional food sales           -    11,572           -    23,359
  Cost of other sales                        -     5,307        4,441   10,744
  Operating, general and
   administrative expenses              13,012    26,759       39,131   63,434
                                       -------   -------      -------  -------
                                        13,012    43,638       43,572   97,537
                                       -------   -------      -------  -------
        INCOME (LOSS) FROM OPERATIONS    1,367     7,679       (2,057)  (4,331)

Interest income, net                         6       (50)           6    3,073
                                       -------   -------      -------  -------
        NET INCOME (LOSS)              $ 1,373   $ 7,629      $(2,051) $(1,258)
                                       =======   =======      =======  =======

Net income (loss) per share            $     -   $     -      $     -  $     -
                                       =======   =======      =======  =======


See notes to consolidated financial statements.

                            CAPTAIN TONY'S PIZZA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                 Six months ended December 31,
                                                     1995            1994
                                                 ------------    ------------
CASH FLOWS - OPERATING ACTIVITIES
  Net (loss) for the period                        $ (2,051)       $ (1,258)
  Adjustments to reconcile net (loss) to net
   cash provided by (used for) operating
   activities:
    Depreciation and amortization                       291             531
    Changes in certain assets and liabilities
     affecting operations:
      Accounts receivable                             1,116           1,895
      Inventories                                     2,772            (825)
      Prepaid expenses                                1,014             814
      Accounts payable                               (6,122)          5,638
      Deposits                                          375           9,942
      Due to officer/shareholder                          -          (4,970)
      Other liabilities                              (1,199)         (1,769)
                                                   --------        --------
            NET CASH PROVIDED BY (USED FOR)
            OPERATING ACTIVITIES                     (3,804)          9,998

CASH FLOWS - INVESTING ACTIVITIES
  Issuance of common stock                            1,000               -
                                                   --------        --------

            NET INCREASE (DECREASE) IN CASH          (2,804)          9,998

Cash at beginning of period                          36,644         101,893
                                                   --------        --------
            CASH AT END OF PERIOD                  $ 33,840        $111,891
                                                   ========        ========


See notes to consolidated financial statements.

                           CAPTAIN TONY'S PIZZA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE A:  CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, CTP Equipment, Inc. ("CTP"). Intercompany transactions and balances have been eliminated in consolidation.

The condensed consolidated balance sheet as of December 31, 1995, the consolidated statements of operations for the six-month periods ended December 31, 1995 and 1994, and the consolidated statements of cash flows for the six-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1995 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or are omitted. It is suggested that these condensed financial statements be read in conjunction with financial statements and notes thereto included in the Company's form 10-K, Annual Report, under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1995. The results of operations for the period ended December 31, 1995 are not necessarily indicative of operating results for the full year.


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

           N/A

Item 5.  Other Information

           N/A

Item 6.  Exhibits and Reports on Form 8-K

           a.  Exhibits - None

           b.  Reports on Form 8-K -

                 There were no reports on Form 8-K filed for the six months ended December 31, 1995.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(REGISTRANT)                           CAPTAIN TONY'S PIZZA, INC.
BY (SIGNATURE)                         /s/ Michael J. Martella
(NAME AND TITLE)                       Michael J. Martella, President,
                                       Treasurer, Chief Executive Officer and
                                       Director
(DATE)                                 February 6, 1996


BY (SIGNATURE)                         /s/ Robert J. Wood
(NAME AND TITLE)                       Robert J. Wood, Secretary and Director
(DATE)                                 February 6, 1996
