Form 10-Q
period 1996-03-31
CAPTAIN TONYS PIZZA INC /NY/
filed 1996-11-25
CIK 802523

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1996

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from          to          .
                                           ----------  ----------


                        Commission File No. 33-8964


                         CAPTAIN TONY'S PIZZA, INC.
       -----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          New York                                    16-1260971
-----------------------------------      --------------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
 incorporation or organization)



                   P. O. box 82, Deland, Florida  32721-0082
                  -------------------------------------------
                   (Address of principal executive offices)


                               (800) 332-8669
                        -------------------------
                       (Issuer's telephone number)


  ----------------------------------------------------------------------------
  (Former name, former address and formal fiscal year, if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
   -----  -----

     As of March 31, 1996, 8,131,661 Common Shares were outstanding.

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

          Consolidated Balance Sheets as of March 31, 1996
          (Unaudited) and June 30, 1995.................................1

          Consolidated Statements of Operations for the Nine
          Months Ended March 31, 1996 and 1995 (Unaudited)..............2

          Consolidated Statements of Cash Flows for the Nine
          Months Ended March 31, 1996 and 1995 (Unaudited)..............3

          Notes to Consolidated Financial Statements
          (Unaudited)...................................................4

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................5

PART II.  OTHER INFORMATION.............................................6

SIGNATURES..............................................................7






























                           CAPTAIN TONY'S PIZZA, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                     March 31,       June 30,
                                                       1996            1995
                                                   (Unaudited)        (Note)
                                                    ----------      ----------
ASSETS
CURRENT ASSETS
  Cash                                              $  39,092       $  36,644
  Accounts receivable, net                                247           2,138
  Inventories                                               -           2,772
  Prepaid expenses                                          -           1,014
                                                    ---------       ---------
        TOTAL CURRENT ASSETS                           39,339          42,568

EQUIPMENT                                                   -          13,051
  Less accumulated depreciation                             -          12,760
                                                    ---------       ---------
                                                            -             291
OTHER ASSET
  Security deposit                                          -             375
                                                    ---------       ---------
                                                    $  39,339       $  43,234
                                                    =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                  $     471       $   7,622
  Other liabilities                                         -           1,215
                                                    ---------       ---------
        TOTAL CURRENT LIABILITIES                         471           8,837

SHAREHOLDERS' EQUITY (NOTE B)
  Common stock                                          8,131           8,121
  Additional paid-in capital                          938,781         937,791
  Accumulated deficit                                (908,044)       (911,515)
                                                    ---------       ---------
                                                       38,868          34,397
                                                    ---------       ---------
                                                    $  39,339       $  43,234
                                                    =========       =========


Note: The balance sheet at June 30, 1995 has been taken from the audited financial statements at that date and condensed.

See notes to consolidated financial statements.

                           CAPTAIN TONY'S PIZZA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                   Three months ended      Nine months ended
                                        March 31,               March 31,
                                     1996       1995        1996        1995
                                  ---------  ---------   ---------   ---------
Revenues:
  Franchise royalty fees          $ 15,566    $ 18,912    $ 44,581    $ 69,103
  Other franchise fees                   -           -       2,500       2,500
  Institutional food sales               -      11,181           -      35,815
  Other sales                            -       2,659       3,793      17,594
  Other income                           -          41       6,207         987
                                  --------    --------    --------    --------
                                    15,566      32,793      57,081     125,999


Costs and expenses:

  Cost of institutional food sales       -      10,607           -      33,966
  Cost of other sales                    -       2,039       4,441      12,783
  Operating, general and
   administrative expenses          10,176      36,428      49,307      99,862
                                  --------    --------    --------    --------
                                    10,176      49,074      53,748     146,611
                                  --------    --------    --------    --------
        INCOME (LOSS) FROM
        OPERATIONS                   5,390     (16,281)      3,333     (20,612)

Interest income, net                   132         236         138       3,309
                                  --------    --------    --------    --------
        INCOME (LOSS) BEFORE
        INCOME TAXES AND
        EXTRAORDINARY ITEM           5,522     (16,045)      3,471     (17,303)

Income taxes                         1,215           -         765           -
                                  --------    --------    --------    --------
        INCOME (LOSS) BEFORE
        EXTRAORDINARY ITEM           4,307     (16,045)      2,706     (17,303)

Extraordinary item-utilization of
 operating loss carryforward         1,215           -         765           -
                                  --------    --------    --------    --------
        NET INCOME (LOSS)         $  5,522    $(16,045)   $  3,471    $(17,303)
                                  ========    ========    ========    ========


Net income (loss) per share       $      -    $      -    $      -    $      -
                                  ========    ========    ========    ========



See notes to consolidated financial statements.

                          CAPTAIN TONY'S PIZZA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                  Nine months ended March 31,
                                                     1996              1995
                                                  ----------       ----------
CASH FLOWS - OPERATING ACTIVITIES
  Net income (loss) for the period                 $  3,471         $(17,303)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used for) operating
   activities:
    Depreciation and amortization                       291              797
    Changes in certain assets and liabilities
     affecting operations:
      Accounts receivable                             1,891            5,338
      Inventories                                     2,772              163
      Prepaid expenses                                1,014           (7,374)
      Accounts payable                               (7,151)          (4,454)
      Accrued payroll                                     -            1,190
      Due to officer/shareholder                          -          (33,931)
      Other liabilities                              (1,215)          (1,760)
                                                   --------         --------
          NET CASH PROVIDED BY (USED FOR)
          OPERATING ACTIVITIES                        1,073          (57,334)

CASH FLOWS - INVESTING ACTIVITIES
  Issuance of common stock                            1,000                -
  Security deposits refunded                            375              805
                                                   --------         --------
          NET CASH PROVIDED BY INVESTING
          ACTIVITIES                                  1,375              805
                                                   --------         --------

          NET INCREASE (DECREASE) IN CASH             2,448          (56,529)

Cash at beginning of period                          36,644          101,893
                                                   --------         --------
          CASH AT END OF PERIOD                    $ 39,092         $ 45,364
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

The condensed consolidated balance sheet as of March 31, 1996, the consolidated statements of operations for the nine-month periods ended March 31, 1996 and 1995, and the consolidated statements of cash flows for the nine-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or are omitted. It is suggested that these condensed financial statements be read in conjunction with financial statements and notes thereto included in the Company's form 10-K, Annual Report, under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1995. The results of operations for the period ended March 31, 1996 are not necessarily indicative of operating results for the full year.


NOTE B:  ISSUANCE OF COMMON STOCK

In September 1995, the Board of Directors approved the issuance of 10,000 shares of common stock to a Director for services rendered. The stock was valued at $.01 per share based on an independent appraisal.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity, Capital Resources and Financial Condition
     The Company's cash balance increased by $2,448 for the nine months ended March 31, 1996 due principally to the net income of $3,471 for the period. With the exception of some minor receivables, the only operating asset is cash of $39,092 at March 31, 1996.

     The Company's assets are highly liquid and the cash balance along with normal cash flows from recurring franchise royalties is adequate to meet the current reduced level of operating expenditures into the foreseeable future. The Company, in its current financial condition, does not have the ability to obtain debt or equity financing and has no current plans to do so, except by way of a merger with a company with much greater financial resources and potential for growth. The Company is actively discussing such opportunities with several candidates.

Results of Operations
     Historically, the Company has operated three business segments:
     Franchising, institutional food sales and restaurant equipment sales. While no revenues have been earned in the nine months ended March 31, 1996 from institutional food or equipment sales, the Company has not formally discontinued these business activities. Inquiries and quotations regarding food service contracts and equipment sales continue to be handled routinely but thus far have not resulted in the obtaining of any sales contracts. However, the maintenance of existing franchises and the solicitation of possible new franchises is the principal focus of management's efforts in the operation of the Company.

     Since June 30, 1995, the Company's operations have changed significantly. In December 1995, management moved the corporate offices from Rochester, New York to Florida. The Company currently has no contracts for institutional food sales and no longer carries inventories and sells food, paper and merchandise to franchisees who now purchase direct from approved suppliers. Further, coincident with the move to Florida, the only employee is the President, Michael J. Martella whose administrative duties include prospecting for new franchisees, assisting existing franchisees, and seeking merger or acquisition candidates for the Company. These duties do not require his full-time attention.

     The Company had a net income of $5,522 for the current quarter versus a loss of $16,045 for the year-ago quarter reflecting the downsizing of administrative operations.

     There were 15 franchisee stores open at March 31, 1995 compared with 11 at March 31, 1996. These store closings have resulted in the decline of royalty revenues from $69,103 for the 1995 nine months to $44,581 for the current 1996 nine months. Similarly, royalties declined from $18,912 for the 1995 three months to $15,566 for the three months ended March 31, 1996.

     With the loss of revenues, management has been taking the necessary steps to reduce fixed overhead - cutting occupancy costs, office personnel, accounting and legal fees, and other administrative expenses. Operating, general and administrative expenses decreased by 51% for the current six months compared with the year-ago six months, and by 72% for the current three months versus the year-ago three months.

                          MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS cont'd


Trends and Outlook
     Management continues to operate the Company's business, monitoring the collection of royalties and effectively containing operating expenses while actively seeking viable candidates for merger or acquisition. Discussions are currently being conducted with three candidates.

                           PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings
           None

Item 2.  Changes in Securities
           N/A

Item 3.  Defaults Upon Senior Securities
           N/A

Item 4.  Submission of Matters to a Vote of Security Holders
           N/A

Item 5.  Other Information
           N/A

Item 6.  Exhibits and Reports on Form 8-K
           (a)  Exhibits - None

           (b)  Reports on Form 8-K -
                  There were no reports on Form 8-K filed for the three months ended March 31, 1996.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



(REGISTRANT)                           CAPTAIN TONY'S PIZZA, INC.
BY (SIGNATURE)                         /s/ Michael J. Martella
(NAME AND TITLE)                       Michael J. Martella, President,
                                       Treasurer, (Principal Financial Officer)
                                       Chief Executive Officer and Director
(DATE)                                 May 13, 1996



BY (SIGNATURE)                         /s/ Robert J. Wood
(NAME AND TITLE)                       Robert J. Wood, Secretary and Director
(DATE)                                 May 13, 1996
