Form 10-K
period 1996-06-30
CAPTAIN TONYS PIZZA INC /NY/
filed 1996-11-27
CIK 802523

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]
                     For the fiscal year ended June 30, 1996
                                     OR
            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

Commission File Number: 33-8964

                            CAPTAIN TONY'S PIZZA, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      New York State                                   16-1260971
--------------------------------         ------------------------------------
(State or other jurisdiction of
 incorporation)                          (I.R.S. Employer Identification No.)

    PO Box 82               Deland, Florida                  32721-0082
------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (800) 332-8669

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X  No
                                              ------  ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   /X/

The aggregate market value (based on the average bid and ask price) of the voting stock held by non-affiliates of the registrant as of August 23, 1996 was $1,083,682.

Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
       Class                            Outstanding on August 23, 1996
----------------------            -----------------------------------
Common Stock, $.001 par value                      8,131,661

Documents incorporated by reference:  NONE

                                   CONTENTS

PART I                                                                 PAGE
------                                                                 ----
Item 1  Business........................................................ 1
Item 2  Properties...................................................... 6
Item 3  Legal Proceedings............................................... 7
Item 4  Submission of Matters to a Vote of Security Holders............. 7


PART II

Item 5  Market for the Registrant's Common Equity
        and Related Stockholder Matters................................. 8
Item 6  Selected Financial Data.........................................10
Item 7  Management's Discussion and Analysis of Financial
        Condition and Results of Operations.............................11
Item 8  Financial Statements and Supplementary Data.....................15
Item 9  Disagreements on Accounting and Financial Disclosure............15


PART III

Item 10  Directors and Executive Officers of the Registrant.............16
Item 11  Executive Compensation.........................................17
Item 12  Security Ownership of Certain Beneficial Owners and
         Management.....................................................18
Item 13  Certain Relationships and Related Transactions.................18


PART IV

Item 14  Exhibits, Financial Statement Schedules,
         Reports on Form 8-K............................................19

Signatures..............................................................20


                                    PART I

ITEM 1 -  BUSINESS

The Company

Captain Tony's Pizza, Inc. ("Captain Tony's" or the "Company") is a New York corporation which was incorporated on September 10, 1985. The Company is primarily in the business of franchising Captain Tony's Pizza restaurants in the United States and abroad. As of June 30, 1996, the Company had a total of ten (10) franchisees and currently (as of August 31, 1996), the Company has a total of nine (9) franchisees. The Company has seven (7) franchisees operating Captain Tony's restaurants in the United States and two (2) franchisees in England. The Company has no company owned stores currently. CTP Equipment Inc. ("CTP"), a New York corporation, was incorporated as a wholly-owned subsidiary of the Company on September 2, 1988. CTP sells restaurant equipment to prospective and existing franchisees. The Company is working to expand its franchise network in the United States and abroad and exploring new and different ways to market its food products. In addition, over the past two to three years, the Company has been actively seeking acquisition or merger candidates. The Company has agreed in principle to acquire and merge with two companies as more fully explained in Item 4-Submission of Matters to a Vote of Security Holders.

Operations

In December 1995, the Company closed its corporate offices at 1945 East Ridge Road, Rochester, New York and moved to Deland, Florida where a post office box receives mail. Telephone, fax, E-mail and website correspondence is managed at the nearby home of the President. Full services to existing franchisees is handled through this network. Through its wholly-owned subsidiary, CTP Equipment, Inc., the Company may sell restaurant equipment to its franchisees. A master franchise agreement with a group for the states of California and Arizona was canceled effective October 1, 1994. A master franchise agreement with a United Kingdom company covering the United Kingdom and Ireland was terminated by the Company in November 1993. Currently, the Company has no master franchise agreements in effect.

Franchisees pay an initial franchise fee of $9,500 for a take-out and delivery restaurant and $15,000 for a sit-down restaurant. This fee covers site selection, training and assistance in set-up. The franchise agreement gives the franchisee the right to use the name and food recipes of "Captain Tony's Pizza". A franchisee also generally pays a royalty of $100 to $400 per week. Franchisees conduct their own advertising and promotion programs and, therefore, do not pay advertising royalties.. If a franchisee converts an existing pizza store to a Captain Tony's franchise, the initial franchise fee is $2,500 and royalties are $100 to $400 per week.

During fiscal 1994, the Company negotiated new arrangements with its two Ohio franchisees which call for flat weekly fees aggregating $485 commencing in July 1994. In addition, due to the Company's termination of the United Kingdom master franchisee in November 1993, the franchisees in the United Kingdom accepted the opportunity to continue as franchisees by signing agreements calling for fixed but escalating royalties. The agreements provide for current annual payments approximating $14,000.

Operations

Management of the Company consists of Michael J. Martella, President and Chairman of the Board, who is responsible for overall corporate management, sales and operations, including franchise sales, negotiations with franchisees, site selection, training, set-up and liaison with franchisees. In the past year, management of the curtailed operations of the Company has not required his full-time attention. Monthly accounting is performed and quarterly financial reports are prepared by the accounting firm of which a Director, Robert J. Wood, is a partner.

The Board of Directors is comprised of Mr. Martella, Mr. Lou Gurnick and Mr. Wood who also has served as Secretary of the Company since April 1995.

Michael J. Martella has been an officer of the Company since it was incorporated and has been President of the Company since 1986. He received an ABA Degree from Rochester Institute of Technology in 1977. From 1982 to 1984, he was General Manager of the original Captain Tony's store on Winton Road in Rochester, New York. From 1984 until September 1986, he was a registered representative of J. W. Gant & Associates, Inc., a securities broker. Since 1986, he is sole shareholder and President of Captain Tony's Winton Road, Inc., which operates as a Captain Tony's franchised restaurant in Rochester.

Inventory for CTP Equipment, Inc. is readily available on short notice through normal commercial suppliers. There is no need for the Company to stockpile equipment inventory or order inventory far in advance. Further, in the beginning of fiscal 1996, the Company discontinued carrying inventories of food and other items for resale to franchisees and now receives commissions on food purchased by franchisees from a specific vendor.

The Company is not aware of any specific practices with respect to working capital in the pizza franchising or franchising business in general. At this point, management believes that working capital for the current level of operations can be generated from existing funds and projected cash flow. (See "Management's Discussion and Analysis - Liquidity").

Industry Segments

The Company conducts operations in three identifiable industry segments: (1) franchising, (2) institutional food sales and (3) restaurant equipment sales. Although there were no institutional food sales in fiscal 1996, management has not affirmatively discontinued this business. New contracts could be
negotiated and easily implemented at any time.   Following is a summary of
financial information relating to segments:

                                                  Year ended June 30,
                                           -----------------------------------
                                              1996        1995          1994
                                           ----------  ----------   ----------
Revenues
  Franchising                               $ 76,493    $ 109,023    $ 117,539
  Institutional food                               -       35,790       87,417
  Restaurant equipment                           392        1,063       28,921
                                            --------    ---------    ---------
                                            $ 76,885    $ 145,876    $ 233,877
                                            ========    =========    =========


Operating profit (loss)
  Franchising                               $   8,372   $ (48,350)  $ (47,540)
  Institutional food                                -       1,824       8,446
  Restaurant equipment                             19          41       2,899
                                            ---------   ---------   ---------
                                            $   8,391   $ (36,195)  $ (36,195)
                                            =========   =========   =========
Identifiable assets
  Franchising                               $       -   $   6,299   $ 143,930
                                            =========   =========   =========


Only cash and office equipment assets cannot be identified with a particular segment. All other assets are identified with the franchising segment exclusively.

Decision to Concentrate on Franchising

In the fiscal year ended June 30, 1988, the Company decided that instead of expanding through both franchising and company-owned stores, it would concentrate on franchising alone. To implement this policy, the Company sold its three (3) company-owned stores, all located in the Rochester area, to new franchisees.

In June 1988, the Company sold one of these restaurant locations (McCall Road) and franchised the operation for a total consideration of $33,200 received in the form of a note receivable with interest at 10% and due in monthly installments from July 1989 through May 1999. The franchisee operated the restaurant under terms of the Company's franchise agreement and subleased the restaurant space from the Company on a month-to-month basis until July 1991 when the Company terminated the franchise and the store closed.

In July 1988, the Company sold a second restaurant (East Ridge Road) and franchised the operation for a total consideration of $65,000. The Company accepted a note receivable for $50,000 payable at 10% interest and due in monthly installments through August 1998. In November 1993, the franchisee was terminated and the note, less deferred income was written off in fiscal 1994.

In January 1990, the Company sold the third restaurant (Monroe Avenue) and franchised the operation for a total consideration of $135,000. The Company accepted $15,000 in cash for the franchise and a note receivable for $120,000 at 12% interest due in monthly installments through January 1, 2000. The franchisee filed for protection under the Federal Bankruptcy Act. This note, less deferred income, was also written off in fiscal 1994.

Status of Franchisees

Since January 1990, after selling its last company-owned store, the Company has concentrated on the selling of franchises throughout the continental United States. Prior to that time, as many as three company stores were in operation. That shift in emphasis enabled the Company to grow the number of franchises from eleven (11) at that time to as many as nineteen (19) although the current number is down to nine (9). The restaurants represented by these franchises are mostly take-out and delivery operations as opposed to sit-downs, and sell a variety of menu items such as pasta dishes, chicken wings, and submarine sandwiches in addition to pizza with a variety of fresh toppings. The current franchises are located as follows:

                    Location                Number
               ------------------------    --------
               Rochester, New York          1
               Cleveland, Ohio              2
               Pittsburgh, Pennsylvania     1
               California                   2
               England                      2
               Arizona                      1
                                           ---
                                            9
Master Franchise Agreements

In June 1988, the Company signed a Master Franchise Agreement for the United
Kingdom and Ireland. Under this agreement, up to one hundred (100) stores could be opened within ten (10) years. The Company was to receive 25% of the continuing franchise royalty fees from the franchisees and the balance of the franchise fees kept by the Master Franchisee. The Company was to be reimbursed by the Master Franchisee for all expenses incurred in training and advising these franchisees. The Agreement did not require any capital investment by the Company. In November 1993, this agreement was terminated by the Company for cause and the underlying franchisees signed individual franchise agreements with the Company providing for fixed but escalating royalties.

In July 1990, the Company signed a second Master Franchise Agreement for the
State of California (later extended to the State of Arizona) for a total fee of $150,000, payable $20,000 down and $130,000 over twenty-four months, with interest at 10%. In addition, the Company received 1/3 of the normal initial franchise fees and royalties for any individual franchise opened in the territory. The note receivable, which had a current balance of $126,461, had no principal payments applied since 1993 although interest payments were current. Effective October 1, 1994, the Agreement and the outstanding note receivable were canceled for nonperformance and all continuing royalties from underlying franchises are paid directly to the Company.

Institutional Food Sales

In September 1990, the Company began providing pizzas to the food service operation of a large local corporation (Eastman Kodak Company) for resale in the corporation's employee cafeterias. The pizzas were acquired from one of the Company's local franchisees. In January 1991, a formal sales contract was signed with the corporate customer, which expired December 31, 1992 and went on a month-to-month basis until December 1993 when sales ceased altogether. In the year ended June 30, 1993, the Eastman Kodak food service operation was outsourced to Marriott Food Services. Sales to the food service operation during the year were $133,569, representing 90% of total institutional food sales and 39.6% of total revenues. In addition, a new institutional customer was obtained in April 1993 and accounted for the remaining 10% of institutional food sales. In the year ended June 30, 1994, the new institutional customer
(the University of Rochester) accounted for $54,522 of total institutional food sales (62.4% of total institutional food sales and 20.2% of total revenues).
In the year ended June 30, 1995, the University of Rochester contract was not renewed and sales ceased after April 1, 1995. Sales for the year amounted to $35,790. All of the food which was sold to this customer was purchased from a franchise owned by Michael H. Martella, a then officer and director and current major shareholder of the Company. The Company had no institutional sales contracts in fiscal 1996 but continues to hold discussions periodically with interested prospective customers.




Sales of Restaurant Equipment

CTP Equipment, Inc. ("CTP") was incorporated in New York on September 2, 1988.
CTP is a wholly-owned subsidiary of the Company which sells restaurant equipment to Company franchisees. Franchisees are not required to purchase from CTP, but do so frequently. CTP does not maintain an inventory of equipment for sale. CTP does not order equipment until payment is received.
The equipment is then shipped direct to the franchisee.

Competition and Marketing of Pizza

The quick service restaurant business is highly competitive with respect to restaurant location, price, service and food quality, and is often affected by changes in consumer tastes, economic conditions, population changes and traffic patterns. The Company's franchised restaurants compete with locally-owned restaurants as well as with heavily advertised national and regional restaurant chains. There is also active competition for personnel, as well as for attractive commercial real estate sites suitable for restaurants. Major chains, which have substantial financial resources, greater name recognition, and longer operating histories than the Company, dominate the quick service restaurant industry.

The Company's pizza product is aimed at the higher end of the market.  Captain
Tony's believes that its marketing efforts are best oriented toward getting new customers to try its product. The Company also provides sheet-sized pizzas
(that is, very large pizzas cooked on baking sheets) to selected hospitals, schools, corporate cafeterias and for special events. Newspaper advertisements, coupons and radio promotions using the Company jingles are also used.

Competition and Marketing of Franchises

The Company has been pursuing three principal methods of development:
individual franchising, master franchising and institutional food sales.  The
Company is able to call upon the experience and advice of a director, Mr. Lou
Gurnick, of Franchise Business International of Santa Monica, California to assist the Company. See "Management".

Competition and CTP

CTP is in competition with restaurant equipment suppliers. New and existing franchisees may purchase equipment from any vendor. CTP's business is based on its ability to purchase and resell restaurant equipment at a price competitive with the price a franchisee could obtain dealing with an equipment manufacturer or supplier directly. CTP's ability to compete is a function of the Company's direct involvement with the franchisees.

Registrations, Trademarks and Trade Names

The Company is qualified to sell franchises in over thirty-six of the United
States and keeps its registrations current by annual filings and payment of license fees. The Company has registered its logo-type which includes the name "Captain Tony's Pizza & Pasta Emporium".











ITEM 2 - PROPERTIES

The Company's executive offices formerly located at 2990 Culver Road, Rochester, New York were moved to 1945 East Ridge Road in Rochester on
March 1, 1995. These premises consisted of 550 square feet leased from an unrelated party at $375 per month through November 30, 1995. In December 1995, the premises were vacated and administrative operations were moved to Florida where no office space is leased currently.

The Company also leased 900 square feet located at 2002 Ridge Road East,
Rochester, New York, which expired on February 28, 1995. The space was subleased to a franchisee which closed and the lease was not renewed.




















































ITEM 3 - LEGAL PROCEEDINGS

     None.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In April 1995, the Board of Directors approved for submission to a vote of the shareholders at the Annual Meeting on June 5, 1995, the Purchase and Sale Agreements hereinafter described. On May 10, 1995, the Company executed a Stock Purchase and Sale Agreement which provided for the sale of 5,000,000 shares of the Company's authorized and unissued common stock to Bernard Zimmerman & Company, Inc. for cash consideration of $50,000.
     An Asset Purchase and Sale Agreement provided for the sale of substantially all operating assets of the Company, except cash and certain other assets and including, among other assets, all franchise contracts, to Michael J. Martella, a director, officer and shareholder of the Company for consideration of $10,500, consisting of 1,050,000 shares of the Company's issued and outstanding common stock owned by Mr. Martella. This
     Agreement also provided for the assumption of certain liabilities related to the operating assets sold. The Company had received an independent opinion of the fairness of the consideration to be paid for the operating assets.

     Prior to the vote, Bernard Zimmerman & Company exercised its right to cancel the Stock Purchase and Sale Agreement because of the threat of dissenting action by a single shareholder pursuant to the provisions of Sections 623 and 910 of the New York Business Corporation Law. The Asset
     Purchase and Sale Agreement was approved by shareholders and extended for six months to enable the Company to find a substitute party to agree to the same or similar terms contained in the canceled Stock Purchase and Sale Agreement. No such party was found and the Asset Purchase and Sale
     Agreement expired.

     At a Special Meeting of the Board of Directors on August 2, 1996, the
     Directors approved the signing of Letters of Intent to acquire two privately-held corporations in a stock-for-stock exchange which would result in the shareholders of the acquired corporations owning approximately 98% of the Company's outstanding common stock. Pacific
     Foods Limited is a British Virgin Islands company which intends to source, license, finance and promote U.S. food and other products in the China market. The other business to be acquired is LiesureShare International
     P.L.C., a British corporation, which is engaged in real property development and management in the United States and Spain.

     At a Special Meeting of Shareholders on September 18, 1996, the shareholders approved the acquisitions, along with a change in the Company's state of incorporation from New York to Nevada, a one-for-twenty reverse split of common stock, a change in the name of the Company, and the election of new directors.














                               PART II


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's shares of common stock were held by 431 record holders as of August 23, 1996. They are traded in the over-the-counter market. On August 23,
1996, the bid price for the Company's shares was $.15 per share. The following table reflects the bid price for the Company's shares of common stock as reported by the National Quotation Service for the four quarters of the year ended June 30, 1995 and the four quarters of the year ended June 30, 1996.


                                                  Bid Prices
                                                 Low      High
                                               -------  ---------
Fiscal 1995

Quarter ended September 30, 1994                 $.12     $.33
Quarter ended December 31, 1994                   .12      .18
Quarter ended March 31, 1995                      .09      .18
Quarter ended June 30, 1995                       .06      .20

Fiscal 1996

Quarter ended September 30, 1995                 $.06     $.13
Quarter ended December 31, 1995                   .04      .08
Quarter ended March 31, 1996                      .03      .08
Quarter ended June 30, 1996                       .03      .07


The foregoing over-the-counter market bid quotations reflect inter-dealer prices, without retail mark-up or mark-down and may not represent actual transactions.

As part of a private placement of the Company's common shares in December 1985, the Company issued 760,000 (as adjusted) warrants to purchase an equal number of common shares. These warrants were exercisable by October 1, 1987 at $.75. The Board of Directors, taking into account the Company's common shares were trading below that price by October 1, 1987, that shares purchased pursuant to the warrants would be subject to restrictions on trading under SEC Rule 144 for a substantial period after purchase, and the price of the shares in the private placement (see below), voted to extend these warrants to March 31, 1988 and allowed each warrant holder to purchase one common share at $.375 for each warrant. A total of 340,000 shares (as adjusted) were purchased by warrant holders on or before March 31, 1988. These shares were restricted under SEC Rule 144 and could not be publicly traded until after March 31, 1990.

On March 31, 1988, the Company sold 206,866 common shares (as adjusted) in a private placement pursuant to SEC Rule 505. These shares were also restricted under Rule 144 and could not be publicly traded until after March 31, 1990. The total net proceeds to the Company from the exercise of the warrants and private placement of its shares were $184,566.

On May 16, 1988, the Company's Board of Directors declared a dividend of one common share payable on each common share. This resulted in doubling the total number of issued shares.

On July 24, 1989, the Company filed with the Securities and Exchange Commission a Prospectus for an offering to holders of its Common Stock, a transferable right to acquire units consisting of one share of Common Stock and a Warrant to acquire an additional share of Common Stock for $1.00 per unit. The Warrant permitted its holder to acquire one additional share of Common Stock for $.875 per share within one year from July 24, 1989, the date of effectiveness of the offering. The Warrant expired on July 24, 1990 with no warrants exercised.
The offering closed October 21, 1989. Proceeds of $85,675 were received against which deferred offering costs of $53,954 were offset.

The Company has paid no cash dividends on its common stock since inception and does not expect to pay cash dividends in the foreseeable future.

                                    ITEM 6 -  SELECTED FINANCIAL DATA

                                                                  Year ended June 30,
                                                     1996        1995         1994         1993         1992


OPERATIONS
System-wide Captain Tony's restaurant sales          <F1>        $3,976,785   $4,707,011   $4,305,000   $4,532,622
Total Company revenues                               $   76,885     145,876      233,877      337,432      321,052
Net income (loss)                                         8,679     (43,019)     (21,085)     (50,824)     (53,477)
Net income (loss) per share                                   -        (.01)           -         (.01)        (.01)

FINANCIAL POSITION
Working capital                                      $   43,176  $   33,731   $   74,882   $   86,136   $   85,215
Total assets                                             47,639      43,234      247,177      370,234      462,446
Long-term debt                                                -           -            -            -            -
Shareholders' equity                                     43,176      34,397       77,416       98,501      149,325

OTHER DATA
Weighted average shares outstanding                   8,131,661   8,121,661    8,121,661    8,121,661    8,121,661
Cash dividends per share                                      -           -            -            -            -


<F1>
Continuing royalties are no longer based on a percentage of monthly sales.  Franchise contracts continue to require reporting of annual sales; however, no amounts were obtained for the year ended June 30, 1996.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND FINANCIAL CONDITION

The Company's cash position increased from $36,644 at June 30, 1995 to a balance of $47,369 at June 30, 1996 due primarily to the net income for the current year. The Company's balance sheet reflects only cash as an asset at June 30, 1996. This balance, along with the receipt of continuing franchise royalties is sufficient to pay the expenses of operating the business in its current mode.

Working capital increased to $43,176 at June 30, 1996 from $33,731 at June 30, 1995. The ratio of current assets to current liabilities increased to 10.7 to 1 compared with 4.8 to 1 at June 30, 1995.

The Company's financial position at June 30, 1996 is liquid with all of its assets in the form of cash. It should be noted that the merger agreements approved by the shareholders on September 18, 1996 provides for the remaining cash at that time to be paid as a bonus to President Michael J. Martella and further provides for an infusion of $2,000,000 of cash capital for the marketing of new franchises.


CAPITAL RESOURCES

Until the possibility of a successful merger became realizable, the Company did not have and did not contemplate any material future commitments for capital expenditures. The nature of the franchising business, which is the Company's current concentration, did not require large amounts of capital to be invested in equipment or real estate. However, with the capital to be received as a result of the approved merger, the ownership and operation of company stores once again may become part of management's strategic direction and the
marketing of new franchises and master franchise agreements,   will  requires
significant amounts for advertising and travel.


RESULTS OF OPERATIONS

The Company earned net income of $8,679 in fiscal 1996 compared with a loss of $43,019 in fiscal 1995 and a loss of $21,085 in fiscal 1994. The changes in profitability can be attributed to the following significant factors:

                                                Comparative Profit Effect
                                              -----------------------------
Factor                                        1995-96    1994-95    1993-94
-----------------------------------------     -------    -------    -------
Decline in franchise royalties due to
  store closings and delinquent payments      $(33,000)  $     -    $(20,000)

Increase in franchise royalty fees collected
  due to renegotiated contracts in England
  and delinquency collections                        -    17,000           -


RESULTS OF OPERATIONS

                                                 Comparative Profit Effect
                                               -----------------------------
                Factor                         1995-96    1994-95    1993-94
--------------------------------               --------  ---------  ---------
Increase (decline) in initial franchise fees     3,000     (8,000)     1,000

Profit decline due to decrease in institutional
  food sales                                    (2,000)    (9,000)   (19,000)

Profit increase due to increase in
  equipment sales to new franchisees                 -          -      2,000

Decline in equipment sales                           -     (5,000)         -

Profit decline in sales of food, paper
  and merchandise to franchisees
  due to volume decreases and discontinuance    (6,000)    (5,000)    (2,000)

Increase (decrease) in commission and
  other income                                  14,000          -    (21,000)

Legal fees for refiling franchise
  applications                                   7,000     (7,000)         -

Legal fees and settlement costs due
  to lawsuits                                        -          -      9,000

Legal fees in connection with Purchase
  and Sale Agreements (see Item 4)               4,000     (4,000)         -

Decrease (increase) in bad debt losses               -          -     55,000

Decrease in officer compensation                11,000          -     18,000

Officer severance pay                           10,000    (10,000)         -

Decrease in occupancy costs                      2,000

Termination of clerical employees               15,000

Reduction of accounting and auditing fees        7,000

Nonrecurring cost of proxy mailing and
  shareholder meeting to approval
  unsuccessful merger in 1995                   10,000    (10,000)

Decrease in other operating, general
  and administrative expenses                   13,000     32,000     24,000



RESULTS OF OPERATIONS

                                                  Comparative Profit Effect
                                                -----------------------------
                        Factor                  1995-96    1994-95    1993-94
-----------------------------------------      ---------  ---------  ---------
Decrease in interest income due to
 decreased interest bearing cash
 balances and notes receivable                   (3,000)     (13,000)  (17,000)
                                                -------     --------  --------
               Net loss decrease (increase)     $52,000     $(22,000) $(30,000)
                                                =======     ========  ========

The following illustrates the recent history of changes in the number of franchisees and the resulting royalty income over the last three years:

                                     Year ended June 30,
                                  --------------------------
                                   1996      1995      1994
                                  ------    ------    ------
Number of franchisees, beginning      14        18         17
Franchisees added                      -         -          4
Franchisees terminated                (4)       (4)        (3)
                                 -------   -------    -------
Number of franchisees, ending         10        14         18
                                 =======   =======    =======
Franchise royalty fees           $54,225   $86,916    $69,943
                                 =======   =======    =======

In the opinion of management, efforts to sell new franchises throughout the last three years were hindered by a lack of capital for financing expansion, by the uncertainties caused by the lack of consumer confidence in the economy, and by the Company's lack of name recognition in an industry dominated by much larger national chains of quick service restaurants. As a result, initial franchise fees, equipment sales, and food and merchandise sales remained flat or decreased. New franchises create recurring royalty income and usually generate additional equipment, product and merchandise sales for the Company. Certain delinquent royalty situations in Ohio and England were corrected in 1995 by agreeing to fixed fee contracts. Fixed fees reduce the administrative cost of verifying royalties based on sales and tend to encourage regular and timely payment. In addition, starting in fiscal 1995, franchisees have been purchasing pizza ingredients direct from the supplier relieving the Company from extending credit for such purchases.

During fiscal 1996, four franchisees closed stores in Ohio, California, and England. In August 1996, one additional store in California closed bringing the current total to nine existing franchisees. The Company is currently engaged in dispute with its Ohio franchisee involving nonpayment of royalties. This dispute could result in litigation being pursued.

Institutional food sales decreased by $60,948 in fiscal 1994 reflecting the end of sales to Eastman Kodak Company's food service operation offset by the addition of the University of Rochester as a customer, providing for a net increase in volume of $39,726. However, the U of R month-to-month contract was terminated by the customer effective April 1, 1995. Since then, the Company has not had any similar food service contracts but would enter into such with any interested party on agreeable terms. The Company has not formally discontinued the institutional food service business. Inquiries and quotations continue to be handled routinely but thus far have not resulted in any contracts. Similarly, equipment sales would be contracted if requested by franchisees.

With the decline in revenues, management has been taking necessary steps to reduce fixed overhead - cutting occupancy costs, office personnel, accounting and legal fees, and other administrative expenses. Operating, general and administrative expenses decreased by 55% for the current year versus the prior year.

TRENDS AND OUTLOOK

Management continues to seek new franchisees to increase the Company's revenues while effectively containing expenses. Moreover, continuing efforts are being made to increase collections of royalties from existing franchisees.

With the significant decline in the number of franchisees and the need for capital infusion to expand the franchising business , management has sought viable merger or acquisition candidates and believes that the acquisitions approved at the Special Shareholders Meeting on September 18,1996 will enhance the value of shareholders' investments and provide the capital resources and profitability to grow the Company.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

These items are contained elsewhere in this report.


ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                 PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the executive officers and directors of the Company:

                                                   Position Held      Term
     Name              Position with the Company       Since         Expires
-------------------  ----------------------------- --------------   ---------
Michael J. Martella  President, Director, Chief        1986          May 1997
   (age 39)          Executive Officer, Treasurer
                      (Principal Financial Officer)

Lou Gurnick          Director                          1988          May 1997
   (age 79)

Robert J. Wood, CPA  Director, Secretary               1995          May 1997
   (age 57)


Michael J. Martella is a Director, President, Treasurer, and Chief Executive Officer of the Company and President and Director of CTP. He has been an officer of the Company since it was incorporated and has been President of the Company since 1986. He received an ABA Degree from Rochester Institute of Technology in 1977. From 1982 to 1984 he was General Manager of the original Captain Tony's on Winton Road. From 1984 until September 1986, he was a registered representative of J.W. Gant & Associates, Inc., a securities broker. He is sole shareholder and President of Captain Tony's Winton Road, Inc., which operates a Captain Tony's franchised restaurant.

Lou Gurnick is a Director of the Company. Mr. Gurnick, for the last five years, has been a principal of Franchise Business International, Santa Monica, California, and a franchise consultant with extensive domestic and international experience. He is a former Vice President of Midas Muffler and was the prime architect of the Midas expansion in Canada and Europe. He formerly served on the Board of Directors and the International Committee of the International Franchise Association. He currently lectures in Franchising at UCLA Extension, University of Nebraska, Manchester Business School (Liverpool, U.K.) and speaks before various other groups.

Robert J. Wood is a Director and Secretary of the Company and a certified public accountant with over thirty years experience in financial reporting and general business consulting. Mr. Wood received a B.A. degree in Business Administration from St. John Fisher College in 1962 and obtained his CPA certificate in 1965. Mr. Wood is a member of the American Institute of Certified Public Accountants and is a member of and Chapter Government Relations Director for the New York State Society of Certified Public Accountants. Mr. Wood is also qualified as an AICPA Peer Reviewer and, as such, assists fellow practitioners in meeting professional standards in accounting and auditing practices.

ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth all compensation received by the Company's chief executive officer and all directors and officers of the Company during the last three fiscal years. No officer's compensation exceeded $60,000 in any year.

                          Cash Compensation Table
                          -----------------------

                                                     Annual Cash
Name and Position                 Fiscal Year        Compensation
------------------------------   -------------       ------------
Michael J. Martella                  1996             $19,542<F4>
  President, Director,               1995              30,443<F1>
  Chief Executive Officer,           1994              19,951<F1>
  Treasurer (Principal
  Financial Officer)

Michael H. Martella                  1996             $     -
  Former Officer and                 1995              19,951<F1>
  Director (resigned                 1994              29,071<F1>
  January 30, 1995)

Lou Gurnick                          1996             $     -<F2>
  Director                           1995                   -<F2>
                                     1994                   -<F2>

Robert J. Wood, CPA                  1996             $10,635<F3>
  Director, Secretary                1995               3,300<F3>
  (since April 1995)                 1994                   -
-------------------------

<FN1>
Included are commissions paid based on 16.6% of any initial or transfer franchise fees collected.

<FN2>
Mr. Gurnick acts as a general franchising consultant on a limited basis and is not paid for these services.

<FN3>
Represents fees paid to Mr. Wood's accounting firm for accounting services from April 1995 through June 1996.

<FN4>
Includes commissions paid based on 1/3 of transfer franchise fees collected.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth the number and percentage of shares of Common Stock beneficially owned by the directors and principal stockholders (those owning 5% of the Company's outstanding common stock) of the Company and all executive officers and directors as a group, as of August 23, 1996.

      Name                 Shares Beneficially Owned      Percent Owned
-----------------------    -------------------------      -------------

Michael J. Martella              2,340,666<F1>                 28.78%
530 Geraldine Drive
Deltona, FL 32725

Michael H. Martella              1,043,334<F2>                 12.83
109 Maplehurst Drive
Rochester, NY  14617

Lou Gurnick                         26,000<F3>                   .32
5301 Zelzah #305
Encino, CA 91316

Robert J. Wood, CPA
349 West Commercial Street
Suite 2360
East Rochester, NY 14445            10,000<F3>                   .12
                                 ---------                     -----
TOTAL                            3,420,000                     42.05%
                                 =========                     ======

<F1>
Includes 4,000 shares held by Mr. Martella as custodian for his children under
the Uniform Gift    to Minors Act of New York and 2,336,666 shares owned by
Mr. Martella individually.

<F2>
Includes 591,667 shares beneficially owned but held in street name.

<F3>
All shares are owned individually.

ITEM 13 -CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has a signed franchise agreement with a corporation owned by Michael J. Martella, a principal shareholder and officer of the Company. In recognition of his status as a founder and his store's availability as a model for prospective franchisees he pays no continuing franchise royalty fee and has not done so since October 1993. The value of this concession amounts to approximately $30,000 through June 30, 1996. Until June 1995, the Company also had a signed franchise agreement with a corporation owned by Michael H. Martella, a substantial shareholder who also paid no continuing franchise royalty fee. In addition, all purchases for resale to institutional food customers were made from the franchised store owned by Michael H. Martella.

                                PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


                                                                  Page
                                                                  ----
(a)  1.  Financial Statements

         Report of Independent Certified Public Accountants        F-1

         Consolidated Balance Sheets as of June 30, 1996 and 1995  F-2

         Consolidated Statements of Operations for the Years
         Ended June 30, 1996, 1995 and 1994                        F-3

         Consolidated Statements of Changes in Shareholders'
         Equity for the Years Ended June 30, 1996, 1995 and 1994   F-4

         Consolidated Statements of Cash Flows for the Years
         Ended June 30, 1996, 1995 and 1994                        F-5

         Notes to Consolidated Financial Statements                F-6

     2.  Financial Statement Schedules

         Schedule II - Valuation and Qualifying Accounts           F-12

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required disclosure is made in the financial statements or notes thereto and, therefore, have been omitted.

(b) Reports on Form 8-K filed in the three months ended June 30, 1996:
       None

(c)  Exhibits - None


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

(REGISTRANT)                            CAPTAIN TONY' S PIZZA, INC.
BY (SIGNATURE)                          /s/ Michael J. Martella
(NAME AND TITLE)                        Michael J. Martella, President
                                        Treasurer(Principal Financial Officer),
                                        Chief Executive Officer and Director
(DATE)                                  September 25, 1996


BY (SIGNATURE)                          /s/ Robert J. Wood
(NAME AND TITLE)                        Robert J. Wood
                                        Secretary and Director
(DATE)                                  September 25, 1996


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Shareholders and Board of Directors
Captain Tony's Pizza, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Captain Tony's Pizza, Inc. and Subsidiary as of June 30, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Captain Tony's Pizza, Inc. and Subsidiary as of June 30, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.

We have also audited the schedule listed in the Index at Item 14 (Schedule
II) for each of the three years in the period ended June 30, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

Mangel, Metzger, Barr & Co., LLP




Rochester, New York
July 18 ,1996 (except for Note J,
as to which the date is August 2, 1996)




















                 CAPTAIN TONY'S PIZZA, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                             June 30,
                                                      -----------------------
                                                         1996         1995
                                                      ----------   ----------
ASSETS

CURRENT ASSETS

  Cash, including interest bearing accounts of
   $27,783 at June 30, 1996                            $  47,639     $  36,644
  Accounts receivable, net of allowance for doubtful
   accounts of $1,200 at June 30, 1995                         -         2,138
  Inventories                                                  -         2,772
  Prepaid expenses                                             -         1,014
                                                       ---------     ---------
          TOTAL CURRENT ASSETS                            47,639        42,568

EQUIPMENT
  Equipment                                                    -        13,051
  Less accumulated depreciation                                -        12,760
                                                       ---------     ---------
                                                               -           291

OTHER ASSET - Security deposit                                 -           375
                                                       ---------     ---------
                                                       $  47,639     $  42,234
                                                       =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                     $   3,765     $   7,622
  Other liabilities                                          698         1,215
                                                       ---------     ---------
          TOTAL CURRENT LIABLIITIES                        4,463         8,837

SHAREHOLDER'S EQUITY
  Common stock, $.001 par value:
   Authorized, 150,000,000 shares issued and
    outstanding, 8,131,661 and 8,121,661 shares
    respectively                                           8,131         8,121
  Additional paid-in capital                             937,881       937,791
  Accumulated deficit                                   (902,836)     (911,515)
                                                       ---------     ---------
                                                          43,176        34,397
                                                       ---------     ---------
                                                       $  47,639     $  43,234
                                                       =========     =========

The accompanying notes are an integral part of the consolidated financial statements.


                      CAPTAIN TONY'S PIZZA, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Year ended June 30,
                                           ----------------------------------
                                             1996         1995         1994
                                           --------     --------     --------
Revenues:
  Franchise royalty fees                    $54,225     $ 86,916     $ 69,943
  Initial franchise fees                      5,000        2,500       10,663
  Institutional food sales                        -       35,790       87,417
  Equipment sales                               392        1,063       28,921
  Sales of food, paper and merchandise to
   franchises                                 3,401       19,476       36,209
  Other                                       2,035          131          724
  Commissions                                11,832            -            -
                                            -------      -------     --------
                                             76,885      145,876      233,877

Costs and expenses:
  Cost of institutional food sales -
   related party                                  -       33,966       77,040
  Cost of equipment sales                       373        1,022       24,056
  Cost of other sales                         4,068       13,950       26,273
  Operating, general and administrative
   expenses:
    Legal and related costs                   4,176       15,217        5,407
    Provision for doubtful accounts
     receivable, net                            732        1,685        4,798
    Other                                    59,145      126,521      132,498
                                            -------     --------     --------
                                             68,494      192,361      270,072
                                            -------     --------     --------
          INCOME (LOSS) FROM OPERATIONS       8,391      (46,485)     (36,195)

Interest income - net                           288        3,466       15,110
                                            -------     --------     --------
          NET INCOME (LOSS)                 $ 8,679     $(43,019)    $(21,085)
                                            =======     ========     ========

          NET INCOME (LOSS) PER SHARE       $     -     $  (0.01)    $      -
                                            =======     ========     ========


The accompanying notes are an integral part of the consolidated financial statements.











                    CAPTAIN TONY'S PIZZA, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                     YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                                        Additional                      Total
                                    Common stock         paid-in      Accumulated    shareholders'
                                 Shares       Amount     capital        deficit         equity
                                ---------     ------    ----------    -----------    -------------
Balance at July 1, 1993         8,121,661     $8,121     $937,791     $(847,411)     $ 98,501

Net loss for the year                   -          -            -       (21,085)      (21,085)
                                ---------     ------     --------     ---------      --------
    BALANCE AT JUNE 30, 1994    8,121,661      8,121      937,791      (868,496)       77,416

Net loss for the year                   -          -            -       (43,019)      (43,019)
                                ---------     ------     --------     ---------      --------
    BALANCE AT JUNE 30, 1995    8,121,661      8,121      937,791      (911,515)       34,397

Issuance of common stock           10,000         10           90             -           100

Net income for the year                 -          -            -         8,679         8,679
                                ---------     ------     --------     ---------      --------
     BALANCE AT JUNE 30, 1996   8,131,661     $8,131     $937,881     $(902,836)     $ 43,176
                                =========     ======     ========     =========      ========

The accompanying notes are an integral part of the consolidated financial statements.





























                CAPTAIN TONY'S PIZZA, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year ended June 30,
                                                 1996       1995       1994
                                               --------   --------   --------
CASH FLOWS - OPERATING ACTIVITIES
  Net income (loss) for the year               $ 8,679    $(43,019)  $(21,085)
  Adjustments to reconcile net income (loss)
   to net cash provided from (used for)
   operating activities:
    Depreciation and amortization                  291       1,063      1,721
    Services paid for by issuance of common
     stock                                         100           -          -
    Provision for doubtful accounts receivable,
     net                                           732       1,685      4,798
    Changes in certain assets and liabilities
     affecting operations:
      Accounts receivable                         1,406      6,175      7,184
      Inventories                                 2,772        964      1,321
      Other assets                                1,389      2,346      1,305
      Accounts payable                           (3,857)        29     (3,631)
      Other current liabilities                    (517)      (561)      (884)
                                                -------   --------   --------
          NET CASH PROVIDED FROM (USED FOR)
          OPERATING ACTIVITIES                   10,995    (31,318)    (9,271)

CASH FLOWS - FINANCING ACTIVITIES
  Payment of amounts due officer/shareholder          -    (33,931)         -
                                                -------   --------   --------
          NET CASH (USED FOR) FINANCING
          ACTIVITIES                                  -    (33,931)         -
                                                -------   --------   ---------

          NET INCREASE (DECREASE) IN CASH        10,995    (65,249)    (9,271)

Cash at beginning of year                        36,644    101,893    111,164
                                                -------   --------   --------
          CASH AT END OF YEAR                   $47,639   $ 36,644   $101,893
                                                =======   ========   ========

NON-CASH FINANCING ACTIVITY
  Issuance of 10,000 shares of common stock
   as payment for services (see Note D)         $   100   $      -   $      -
                                                =======   ========   ========

The accompanying notes are an integral part of the consolidated financial statements.










                  CAPTAIN TONY'S PIZZA, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1996, 1995 AND 1994


NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY
Captain Tony's Pizza, Inc. (the Company) was incorporated under the laws of the State of New York on September 10, 1985, and formed to franchise and operate restaurants under the name "Captain Tony's Pizza and Pasta Emporium".

ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CONSOLIDATION
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, CTP Equipment, Inc. ("CTP"). Intercompany transactions and balances have been eliminated in consolidation.

CONCENTRATION OF CREDIT RISK
The Company maintains its cash balances in primarily one financial institution located in the state of Florida. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000.

CASH
For cash flow reporting purposes, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORIES
Inventories, which consisted of unprocessed food supplies, beverages, packaging supplies and resale merchandise, were valued at cost (first-in, first-out method) which was lower than market.

EQUIPMENT
Equipment was recorded on the basis of cost. Depreciation was provided using the straight-line and accelerated methods over the assets' estimated useful lives which range from 5 to 7 years. Major renewals and betterments are capitalized, while repairs and maintenance are charged to operations as incurred. Upon sale or retirement, the related cost and accumulated depreciation are removed from the accounts and the related gain or loss is reflected in operations.

PREFERRED STOCK
Shareholders of the Company have authorized the issuance of up to 950,000,000 non-voting shares of preferred stock with terms to be established by the Board of Directors. No shares of this preferred stock have been issued, nor does the Company have any present plan for the issuance or sale of any such shares. As part of this authorization by the shareholders, the shareholders voted to amend the Certificate of Incorporation to allow for the issuance of preferred shares. However, no amendment has been filed as yet.



                   CAPTAIN TONY'S PIZZA, INC. AND SUBSIDIARY

                          JUNE 30, 1996, 1995 AND 1994



NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Cont'd

FRANCHISE FEE REVENUES
The Company recognizes initial franchise fees when all material services or conditions relating to the sale are substantially performed. This is normally upon the opening of the franchise unit. Services consist of various elective services including facilities and equipment design and selection and training of the franchisee's management and staff in the operations and management of a franchise. The direct incremental costs associated with these services, primarily travel expenses, are deferred until the related revenue is recognized. Franchise royalty fees, whether based on a percentage of sales reported by franchisees or a fixed amount, are recognized as revenue when cash payments are received.

The Company may enter into master franchise agreements which grant master franchisees the exclusive right to develop and operate specific numbers of Captain Tony's locations within territories for a fee. Fees from master franchises are recognized based on the terms and conditions of each agreement. If initial services must be performed by the Company and the master franchise fee relates to the number of area outlets, the master franchise fee is generally deferred and recognized ratably as units are opened. However, when there is no substantial performance required of the Company and the fees are non-refundable and do not relate to the number of area outlets, fees are generally recognized in income when the agreement is signed.

In certain instances involving individual or master franchises, the Company may receive a portion of franchise fees in notes. If the notes are personally guaranteed by individuals whose net worths exceed Company requirements, or the facts and circumstances support collectibility of the note, the portion of the fees represented by notes also is recognized in income. Otherwise, fees are recognized as income on an installment basis as cash is received.

Generally, master franchise agreements further provide for an initial franchise fee for each franchise unit opened under the master franchise agreement, part of which is payable to the Company. These fees are non-refundable and recognized in income when all material services required of the Company, if any, are substantially performed, which is normally upon opening of the franchise unit.

INSTITUTIONAL FOOD SALES
The Company sells pizza, on a wholesale basis, to commercial/corporate customers primarily for resale in the customers' cafeterias, and purchases the pizza from franchises. No such sales have occurred since April 1, 1995.

EQUIPMENT SALES
The Company, through its wholly-owned subsidiary, CTP Equipment, Inc. ("CTP")., sells restaurant equipment to Company franchisees. The Company franchisees are not obligated to purchase equipment from CTP, but they often do. An equipment inventory is not maintained by the Company. All franchisee orders for equipment must be accompanied by receipt of cash payment before the Company orders the equipment from a third-party vendor. The Company charges the franchisees with the direct cost of the equipment plus a reasonable profit margin.

                   CAPTAIN TONY'S PIZZA, INC. AND SUBSIDIARY

                          JUNE 30, 1996, 1995 AND 1994


NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Cont'd

COMMISSIONS
During 1996, the Company discontinued purchasing and reselling food and other items to franchisees. Instead, the Company receives commissions on food purchases that franchisees make from a specific vendor.

ADVERTISING COSTS
The Company expenses advertising and promotion costs as incurred. Advertising and promotion costs for the years ended June 30, 1996, 1995 and 1994 were $2,181, $16 and $1,607, respectively.

INCOME TAXES
Deferred income tax assets and liabilities arise from temporary differences associated with differences between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates which are expected to be in effect when these differences reverse. Deferred tax assets and liabilities are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate. Deferred tax assets and liabilities not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse. The principal type of temporary difference between assets and liabilities for financial statement and tax return purposes is net operating loss carryforwards.

PER SHARE DATA
Per share data is based on the weighted average number of common shares outstanding during the periods.

NOTE B:  FRANCHISE OPERATIONS

During fiscal year 1994, the Company opened four additional franchised units, which are located in Ohio (1), Arizona (1), which is part of a California master franchise agreement, and London, England (2). Three franchised units were closed during the year. These units were all located in London, England. As of June 30, 1994, a total of eighteen franchised units were open. Initial franchise fees relating to the four additional units opened during 1994 amounted to $10,663.

Also, during fiscal 1994, the Company negotiated new arrangements with its three Ohio franchisees which call for flat monthly fees aggregating $685 commencing in July 1994. In addition, due to the termination of the United Kingdom master franchisee, the five franchisees in the United Kingdom were offered the opportunity to continue as franchisees by signing agreements calling for fixed but escalating royalties. Three of the five have signed agreements providing for annual payments approximating $14,000.

During fiscal year 1995, four franchised units closed, leaving a total of fourteen remaining at June 30, 1995. One unit transferred ownership resulting in transfer franchise fee revenue of $2,500.

During fiscal year 1996, four franchise units closed, leaving a total of ten remaining at June 30, 1996. Two units transferred ownership resulting in transfer franchise fee revenue of $5,000.

                   CAPTAIN TONY'S PIZZA, INC. AND SUBSIDIARY

                          JUNE 30, 1996, 1995 AND 1994

NOTE C:  INCOME TAXES

The Company has net operating loss carryforwards of approximately $650,000 that are available to offset future taxable income and expire at various dates through the year 2010.

A deferred tax asset as of June 30, 1996 and 1995 of approximately $140,000 relating to the aforementioned net operating loss carryforwards has been entirely offset by a valuation allowance of the same amount.

A reconciliation of income taxes for the year ended June 30, 1996 is as follows:

Provision at federal statutory rate of 15%            $ 1,302
Reduction due to net operating loss carryforward       (1,302)
                                                      -------
                                                      $     -
                                                      =======

NOTE D:  RELATED PARTY TRANSACTIONS

As of June 30, 1996, the Company has one franchise unit that is owned and operated by a related party. The franchise is owned by a major shareholder and officer of the Company, and does not pay franchise fees on their sales.

During the year ended June 30, 1996, the Company issued 10,000 shares of common stock to a director of the Company for services rendered. The stock was valued at $.01 per share based upon an independent appraisal.

During the years ended June 30, 1995 and 1994, the Company purchased pizza from franchises owned by related parties for resale to commercial/corporate customers. In each of the years ended June 30, 1995 and 1994, the entire cost of institutional food sales resulted from these purchases. There have been no institutional food sales since April 1, 1995.

NOTE E:  COMMITMENTS

The Company had a lease agreement for office space with an unrelated party which expired November 30, 1995. Further, the Company had a lease agreement for restaurant space with an unrelated party which expired in fiscal 1995. These agreements were classified as operating leases.

Following is a summary of rental expenses under all operating leases:

                                  Year ended June 30,
                              1996        1995       1994
                             ------     -------     -------
Rent expense                 $1,875     $12,360     $18,066
Less sublease rentals             -       8,000      11,600
                             ------     -------     -------
                             $1,875     $ 4,360     $ 6,466
                             ======     =======     =======

                   CAPTAIN TONY'S PIZZA, INC. AND SUBSIDIARY

                          JUNE 30, 1996, 1995 AND 1994


NOTE F:  SETTLEMENT OF CLAIM

During July 1992, a former franchisee filed a claim against the Company seeking a judgment against the Company to recover certain losses, as well as punitive damages. This matter was settled during fiscal year 1994 for an amount of $4,000.

NOTE G:  SUPPLEMENTAL CASH FLOW INFORMATION

There were no cash payments for income taxes for the years ended June 30, 1996, 1995 and 1994. Interest paid in the years ended June 30, 1996, 1995 and 1994 was $0, $1,384 and $2,270, respectively.

NOTE H:  SEGMENT AND MAJOR CUSTOMER INFORMATION

The Company currently operates in generally three industry segments: franchising, restaurant equipment sales and institutional food sales.

Financial information by industry segment is as follows:

                                                  Year ended June 30,
                                          ----------------------------------
                                            1996         1995         1994
                                          --------     --------     --------
Revenues:
  Franchsing                               $76,493     $109,023     $117,539
  Institutional food sales                       -       35,790       87,417
  Equipment sales                              392        1,063       28,921
                                           -------     --------     --------
                                           $76,885     $145,876     $233,877
                                           =======     ========     ========

Income (loss) from operations:
  Franchising                              $ 8,372     $(48,350)    $(47,540)
  Institutional food sales                       -        1,824        8,446
  Equipment sales                               19           41        2,899
                                           -------     --------     --------
                                           $ 8,391     $(46,485)    $(36,195)
                                           =======     ========     ========

Identifiable assets:
  Franchising                              $     -     $  6,299     $143,930
                                           =======     ========     ========

Only cash and office equipment assets cannot be identified with a particular segment. All other assets are identified with the franchising segment exclusively.

During fiscal 1995 and 1994, the Company had a customer from whom it derived more than 10% of its consolidated revenues. Sales to the customer represented 100% and 62% of the sales in the institutional food sales segment, or approximately 25% and 20% of consolidated revenues for fiscal 1995 and 1994, respectively.

                   CAPTAIN TONY'S PIZZA, INC. AND SUBSIDIARY

                          JUNE 30, 1996, 1995 AND 1994

NOTE I:  OTHER MATTERS

In April 1995, the Board of Directors approved for submission to a vote of the shareholders at the Annual Meeting on June 5, 1995, the Purchase and Sale Agreements hereinafter described. On May 10, 1995, the Company executed a Stock Purchase and Sale Agreement which provided for the sale of 5,000,000 shares of the Company's authorized and unissued common stock to an unrelated party for cash consideration of $50,000. An Asset Purchase and Sale Agreement provided for the sale of substantially all operating assets of the Company, except cash and certain other assets and including, among other assets, all franchise contracts, to an officer/shareholder of the Company for consideration of $10,500, consisting of 1,050,000 shares of the Company's issued and outstanding common stock owned by the officer/shareholder. This Agreement also provided for the assumption of certain liabilities related to the operating assets sold. The Company had received an independent opinion of the fairness of the consideration to be paid for the operating assets.

Prior to the vote, the unrelated party exercised its right to cancel the Stock Purchase and Sale Agreement because of the threat of dissenting action by a single shareholder pursuant to certain provisions of the New York Business Corporation Law. The Asset Purchase and Sale Agreement was approved by shareholders and extended for six months to enable the Company to find a substitute party to agree to the same or similar terms contained in the cancelled Stock Purchase and Sale Agreement. No such party was found, and as of June 30, 1996 the Asset Purchase and Sale Agreement has expired.

NOTE J:  SUBSEQUENT EVENT

On August 2, 1996, the Board of Directors of the Company approved the signing of letters of intent to acquire two privately-held corporations in a stock-for-stock exchange which would result in the shareholders of the acquired corporations owning initially approximately 95% and up to 98% of the Company's outstanding common stock. Final agreement on this proposed merger is subject to, among other things, satisfactory completion of due diligence reviews and the approval of shareholders.





















                         CAPTAIN TONY'S PIZZA, INC.


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



         Column A                   Column B          Column C        Column D   Column E
         --------                  ----------   ------------------    --------   --------
                                   Balance at    Charged   Charged    Balance    Balance
                                   Beginning       to        to       at end     at End
         Description                of Year      Expense    Other     of Year    of Year
--------------------------------   ----------    -------   -------    -------    --------
Allowance for doubtful accounts:

Year ended June 30, 1996            $ 1,200      $  732     $  -       $ 1,932   $    -

Year ended June 30, 1995                  -       1,685        -           485    1,200

Year ended June 30, 1994             65,000       4,798        -        69,798        -
