Form 10QSB
period 1996-09-30
CAPTAIN TONYS PIZZA INC /NY/
filed 1996-12-04
CIK 802523

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to          .
                                            ----------  ----------

                            Commission File No. 33-8964


                            AM-PAC INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Nevada                                        16-1260971
---------------------------------          -----------------------------------
(State or other jurisdiction
of incorporation or organization)          (IRS Employer Identification Number)


                       431 East Central Blvd., Suite 900
                                Orlando, FL 32801
                    ----------------------------------------
                    (Address of principal executive offices)

                                (407) 841-1350
                          ---------------------------
                          (Issuer's telephone number)

                          Captain Tony's Pizza, Inc.
                        P. O. Box 82, Deland, FL 32721
 -----------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
   --------  -------

     As of November 10, 1996, 406,583 shares of Common Stock of the issuer were outstanding.

                          AM-PAC INTERNATIONAL, INC.

                                    INDEX


                                                                      Page
                                                                     Number
                                                                     ------
PART I  -  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Balance Sheets - September 30, 1996
          and June 30, 1996............................................ 3

          Consolidated Statements of Operations - For the three
          month periods ended September 30, 1996 and 1995.............. 4

          Consolidated Statements of Cash Flows - For the three
          month periods ended September 30, 1996 and 1995.............. 5

          Notes to Consolidated Financial Statements................... 6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations............ 7

PART II  -  OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of
              Security Holders......................................... 9

     Item 5.  Other Information........................................ 9

     Item 6.  Exhibits and Reports on Form 8-K.........................10

SIGNATURES.............................................................11



























                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                      AM-PAC INTERNATIONAL, INC and SUBSIDIARY
                      Consolidated Balance Sheets (Unaudited)

                                         September 30, 1996     June 30, 1996
                                         ------------------     -------------
Assets

  Cash                                        $    2,218          $   47,639
                                              ----------          ----------
     Total assets                             $    2,218          $   47,639
                                              ==========          ==========

Liabilities and shareholders' equity

Current liabilities
  Accounts payable                            $        0          $    3,765
  Other liabilities                                    0                 698
                                              ----------          ----------
     Total current liabilities                         0               4,463

Shareholder's Equity:
  Common stock, $.001 par value                      407                 406
  Additional paid in capital                     945,605             945,706
  Accumulated deficit                           (943,794)           (902,836)
                                              ----------           ---------
     Total shareholder's equity                    2,218              43,176
     Total liabilities and shareholder's
      equity                                  $    2,218           $  47,639
                                              ==========           =========

     See accompanying notes to condensed consolidated financial statements.

                   AM-PAC INTERNATIONAL, INC. and SUBSIDIARY
               Consolidated Statements of Operations (Unaudited)
                        Three Months Ended September 30

                                          Three Months Ended September 30,
                                          --------------------------------
                                               1996              1995
                                          --------------    --------------
Revenues:

  Franchise royalty fees                   $ 10, 204         $ 14,886
  Franchise transfer fees                          -            2,500
  Other sales                                      -            3,793
  Other income                                     -            5,957
                                           ---------         --------

  Cost of goods sold                               -            4,441
                                           ---------         --------
    Gross profit                              10,024           22,695

  Selling, general and administration
   expenses                                   51,105           26,119
                                           ---------         --------

  Net income (loss)                        $ (41,081)        $ (3,424)
                                           =========         ========

  Net income (loss) per common share       $    (.10)        $   (.00)
                                           =========         ========

  Weighted average number of shares
   outstanding                               406,583          406,083
                                           =========         ========



    See accompanying notes to the condensed consolidated financial statements

                    AM-PAC INTERNATIONAL, INC. and SUBSIDIARY
                Consolidated Statements of Cash Flows (Unaudited)
                       For the Three Months Ended September 30

                                          Three Months Ended September 30,
                                          --------------------------------
                                               1996                1995
                                          --------------     --------------
Cash flows from operating activities:
  Net income (loss)                         $(40,958)           $ (3,424)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   (used in) operating activities:
    Depreciation and amortization                  -                  72
Increase (decrease) in operating assets:
  Accounts receivable                          (3765)              (1055)
  Inventories                                      -               2,772
  Prepaid expenses                                 -                 174
Increase (decrease) in operating
 liabilities:
  Accounts payable                                 -               2,784
  Other liabilities                             (698)               (519)
                                            ---------           --------
Net cash provided by (used in)
 operating activities                        (45,421)                804
                                            --------            --------

Cash flows from financing activities:
  Proceeds from issuance of common stock           -               1,000
                                            --------            --------
Net cash provided by (used in)
 financing activities                              -               1,000
                                            --------            --------

Net increase (decrease) in cash              (45,421)              1,804
Cash at beginning of period                   47,639              36,644
                                            --------            --------
Cash at end of period                      $   2,218            $ 38,448
                                           =========            ========


    See accompanying notes to the condensed consolidated financial statements

                    AM-PAC INTERNATIONAL, INC. and SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                              September 30, 1996
                                  (Unaudited)


1.  INTERIM FINANCIAL PRESENTATION

    The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The June 30, 1996 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB dated June 30, 1996. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented.

2.  EARNINGS PER SHARE

    Earnings per share is calculated for each period and the shares outstanding have been adjusted to give retroactive effect to the 1:20 reverse stock split which became effective November 8, 1996.

3.  PROPOSED ACQUISITIONS

    On September 18, 1996, the Company's shareholders approved the acquisition of Pacific Foods Limited and LeisureShare International, PLC. Both of those acquisitions are subject to execution of definitive agreements and satisfaction of various conditions. On October 15, 1996, the Company entered into an Acquisition Agreement with the shareholders of Pacific Foods Limited pursuant to which the Company agreed to issue 7,000,000 shares of Common Stock in exchange for all of the issued and outstanding shares of Pacific Foods and the principal shareholders of Pacific Foods agreed to arrange for an infusion of at least $2 million into the Company. Pacific acts as a representative for American food distributors in negotiating joint venture operations in China. Pacific Foods is also a partner in a joint venture formed to open fast food restaurants in China. Closing of the acquisition of Pacific Foods is subject to receipt of the required funding to be arranged by Pacific Foods' principal shareholders, among other conditions.

    The acquisition of LeisureShare, a real estate development and operating company, is subject to final negotiations and documentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     Revenues for the three months ended September 30, 1996 decreased $17,112 or 63.1% to $10,024 from $27,136 for the three months ended September 30, 1995. This decrease in revenues was attributable to a decline in royalty fees as a result of the contesting of certain royalty payments by one of the Company's franchises, and the absence of franchise transfer fees, other sales and other income.

     Cost of goods sold for the three months ended September 30, 1996, decreased to $0 from $4,441 for the three months ended September 30, 1995. This decrease in cost of goods sold was attributable to the absence of other sale in the current period.

     Selling, general and administration expenses for the three months ended September 30, 1996, increased $24,986 or 95.7% to $51,105 from $26,119 for the three months ended September 30, 1995. This increase in selling, general and administrative expenses was entirely attributable to a management bonus.

     The net loss for the three months ended September 30, 1996, increased to $41,081 from $3,424 for the three months ended September 30, 1995. The increased loss for the three months ended September 30, 1996 was attributable to reduced revenue and the payment of a $30,000 management bonus.

     During the quarter, the Company's shareholders approved the terms of two proposed acquisitions and the Company entered into an agreement to acquire Pacific Foods Limited, a British Virgin Islands company formed in 1996 to license, finance and promote U. S. products in Asian markets. Subsequent to the end of the quarter the Company entered into discussions with respect to the acquisition of a third operating business. The Company anticipates that all three of the proposed acquisitions will be completed during the quarter ended December 31, 1996. While the Company will continue its prior operations and franchising of Captain Tony's restaurants, and expects to expand the franchising of such restaurants pursuant to the proposed acquisition of Pacific Foods, the Company's operating results for the balance of the fiscal year are expected to vary substantially from prior operating results assuming the consummation of the pending acquisitions.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, the Company had working capital and a cash balance of $2,218 compared to working capital of $43,176 and a cash balance of $47,639 as of June 30, 1996. The decrease in working capital was attributable to the cash used in operating activities from unprofitable operations.

     At September 30, 1996, the Company had no current or long-term liabilities.

     Because the Company has insufficient funds to meet its future franchise obligations and other working capital requirements, including the capital requirements of the company's proposed to be acquired, the Company is actively seeking an equity infusion, without which the Company will have insufficient capital resources to fund its operations for the next twelve months.

                        PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) On September 18, 1996, a special meeting of shareholders of the Company was held.

    (b) The following directors were elected by the votes indicated at such meeting:

Thomas Tedrow           5,522,516  For      0    Against      4,200  Abstain
Michael J. Martella     5,521,916  For      0    Against      4,800  Abstain
Malcolm Wright          5,522,116  For      0    Against      4,600  Abstain
Linda Xu                5,522,916  For      0    Against      3,800  Abstain
Sharon C. Martin        5,521,717  For      0    Against      5,000  Abstain


    (c) In addition to the election of directors as noted above, the following matters were voted up at such meeting:

         (i) Reincorporation in Nevada (5,512,116 For, 13,000 Against, 1,600 Abstain).

         (ii) Approval of a 1-for-20 reverse split (5,457,681 For, 52,800 Against, 12,235 Abstain).

         (iii)Approval of name change to Am-Pac International, Inc. (5,486,716 For, 39,400 Against, 600 Abstain).

         (iv) Authorization of a class consisting of 100,000 shares of preferred stock (5,439,381 For, 50,450 Against, 36,885 Abstain).

         (v) Approval of the acquisition of LeisureShare International PLC (5,511,116 For, 14,500 Against, 1,100 Abstain).

         (vi) Approval of the acquisition of Pacific Foods Limited (5,517,516 For, 9,200 Against, 0 Abstain).

ITEM 5.  OTHER INFORMATION

     Subsequent to September 30, 1996, the Company reincorporated in the State of Nevada under the name Am-Pac International, Inc. and effected a 1-for-20 reverse stock split.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a.  Exhibits

         2.1 Acquisition Agreement dated October 15, 1996 with Pacific Foods Limited

         3.1 Articles of Incorporation of Am-Pac International, Inc., as amended

         3.2  By-laws of Am-Pac International, Inc., as amended

        10.1  Employment Agreement with Michael Martella.

    b.  Reports on Form 8-K

        None

                                 SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(REGISTRANT)                          AM-PAC INTERNATIONAL, INC.
BY (SIGNATURE)                        /s/ Thomas Tedrow
(NAME AND TITLE)                      Thomas Tedrow, President and
                                      Chief Financial Officer
(DATE)                                December 4, 1996



BY (SIGNATURE)                        /s/ Scott Crawford
(NAME AND TITLE)                      Scott Crawford, Chief Financial Officer
(DATE)                                December 4, 1996
