Form 10KSB
period 1996-12-31
AM PAC INTERNATIONAL INC
filed 1997-05-15
CIK 802523

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

        For the transition period from July 1, 1996 to December 31, 1996

                           Commission File No. 33-8964

                           AM-PAC INTERNATIONAL, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

         Nevada                                          16-1260971
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                      431 East Central Boulevard, Ste. 900
                                Orlando, FL 32801
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Include Area Code:  (407) 841-1350

Securities Registered Pursuant to Section 12(b) of the Act:

       Title of Each Class             Name of Each Exchange on Which Registered
       -------------------             -----------------------------------------
             None                                       None


Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No
         -----  -----

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its most recent fiscal year were $65,991.

     As of April 11, 1997, 7,940,522 shares of common stock of the Registrant were outstanding. As of such date, the aggregate market value of the common stock held by non-affiliates, based on the average bid and asked price on the NASD Bulletin Board, was approximately $1,029,360.80.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive annual information statement to be filed within 120 days of the Registrant's fiscal year ended December 31, 1996 are incorporated by reference into Part III.

     Transitional Small Business Disclosure Format: Yes     No  X
                                                       -----  -----

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----

PART I

     ITEM  1.  DESCRIPTION OF BUSINESS.............................        1
     ITEM  2.  DESCRIPTION OF PROPERTIES...........................        2
     ITEM  3.  LEGAL PROCEEDINGS...................................        2
     ITEM  4.  SUBMISSION OF MATTERS TO A VOTE
               OF SECURITY HOLDERS.................................        2

PART II

     ITEM  5.  MARKET FOR COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS.........................        3
     ITEM  6.  MANAGEMENT'S DISCUSSION AND ANALYSIS................        3
     ITEM  7.  FINANCIAL STATEMENTS................................        6
     ITEM  8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE..............        6

PART III

     ITEM  9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
               AND CONTROL PERSONS; COMPLIANCE WITH
               SECTION 16(a) OF THE EXCHANGE ACT...................        7
     ITEM 10.  EXECUTIVE COMPENSATION..............................        7
     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT...............................        7
     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......        8
     ITEM 13.  EXHIBITS AND REPORTS OF FORM 8-K....................        9

SIGNATURES.........................................................       10
FINANCIAL STATEMENT................................................      F-1

                                     PART I


     This Form 10-KSB contains forward looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual result could differ materially from those set forth in the forward looking statements. Certain factors that might cause such a difference are discussed in the Section entitled "Certain Risk Factors Affecting Future Operating Result" beginning on page 5 of this Form 10-KSB.

ITEM 1. DESCRIPTION OF BUSINESS

     Am-Pac International, Inc. (the "Company"), a Nevada corporation is the surviving corporation of a merger with Captain Tony's Pizza, Inc., a New York corporation (CTP). The Company was incorporated on October 4, 1996 for the purpose of effecting the merger. Simultaneous with the merger, the shares of CTP were reversed on a 1:20 basis.

     On December 31, 1996, the Company acquired all of the capital stock of Pacific Foods, Inc., a British Virgin Islands corporation (PFI) for 7,000,000 shares of the Company's common stock. PFI is actively pursuing the sourcing, licensing and promotion of the U.S. food (particularly fast food), and other products in the People's Republic of China.

     On December 5, 1996, the Company  incorporated  Captain Tony's Pizza,  Inc.
(NCTP) under the laws of the State of Nevada. On December 16, 1996 all of the assets of the pizza franchising operations were contributed to NCTP.

     On December 30, 1996, the Company  incorporated  Am-Pac  Investments,  Inc.
under the laws of the State of Florida (APII). On December 30, 1996, APII acquired two parcels of real estate in Orlando on which is located a restaurant bar and parking lot.

     On December 31, 1996, the Company executed a two-year lease with an option to buy certain operating assets of T&P Investments, Inc. a Florida corporation, doing business as the Frat House. The Frat House is a restaurant/bar located in Orlando, Florida on the real estate acquired by APII on December 30, 1996.

     The Company is presently engaged in two active lines of business: the franchising of Captain Tony's Pizza operations and the operation of a restaurant/bar in Orlando, Florida. In addition, the Company is actively exploring the development of U.S. fast food franchises in the People's Republic of China (PRC).

     The Company currently has eleven franchises operating Captain Tony's Pizza restaurants. These restaurants are principally take out and delivery operations and sell a variety of items including pasta, chicken wings, submarine sandwiches and pizza. Of the eleven franchises, one is located in the State of New York, one in Pennsylvania, one in Arizona, and one in Orlando. There are two franchises in California and England. There are three franchises in Ohio. A franchise generally pays a royalty for the use of the Captain Tony's name and recipes ranging from $100-$400 per week. Franchisees conduct their own advertising and promotion programs and therefore do not pay advertising royalties. The restaurant located in Rochester, New York and owned by an officer and director of the Company does not pay royalties.

     As of January 1, 1997, the Company took over the operations of the Frat House, a restaurant/bar located in Orlando, Florida. This facility caters principally to college students and features a full line of beer, wine, mixed drinks and a short order, snack type menu. The restaurant has various game tables, a dance floor and other recreational activities. The Company plans to re-do this restaurant/bar and make it the flag ship facility of a chain called "Headlightz".


     The Company is actively exploring the development of U.S. fast food franchise outlets in the PRC. Although the Company has had numerous meetings with various franchisors in the United States and inspected sites in the PRC, there are no franchise agreements which have been executed. However, by the end of calendar year 1997, the Company hopes to have its first franchise facility opened in the PRC.

ITEM 2. PROPERTIES

     The Company's executive officers are located at 431 East Central Blvd., Ste. 900, Orlando, Florida 32801. These premises consist of 3,000 square feet. This space is provided to the Company by a related party, free of charge. The related party's lease expires on December 31, 1998.

     The Company also owns approximately 8 acres of real estate in Orlando, Florida. Part of this property is occupied by the Frat House, a restaurant and bar, the operating assets of which have been leased for two years by the Company.

ITEM 3. LEGAL PROCEEDINGS

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a special meeting of the shareholders of CTI on September 18, 1996, the shareholders approved the acquisition of Pacific Foods Limited for 7,000,000 post reverse common shares, the acquisition of Leisureshare International P.L.C. for 2,500,000 post reverse common shares and 15,528 shares of Series A Convertible Preferred Stock, (a transaction that was subsequently rescinded), changing the state of incorporation from New York to Nevada, a change in the corporate name to Am-Pac International, Inc.; a one-for-twenty reverse split and the election of new directors.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     The Company's shares of common stock are traded on the NASDAQ Electronic Bulletin Board under the symbol AMPC. On April 11, 1997 the bid price for the Company's common stock was $1.250 per share. However, the trading market in the Company's common stock is both limited and sporadic. The following table sets forth the high and low bid price per share of the Company's common stock for each quarterly period. All prices where appropriate have been adjusted to reflect the 1:20 reverse split following the Company's redomicile to Nevada and changing its name on October 4, 1996. These quotations reflect inter dealer prices without retail markup, mark down or commissions and may not represent actual transactions.

                         1996                        1995
                   ------------------         ------------------
                    High        Low            High         Low
                   ------      ------         ------      ------
First Quarter      $ 1.60      $  .60         $ 3.60      $ 1.80
Second Quarter     $ 1.40      $  .60         $ 4.00      $ 1.20
Third Quarter      $ 5.00      $  .60         $ 2.60      $ 1.20
Fourth Quarter     $ 4.00      $ 1.25         $ 1.60      $  .80

Record Holders

     As of April 15, 1997, there were approximately 7,940,522 record owners of the common stock of the Company.

Dividends

     The Company has never declared or paid any cash dividends on its common stock and does not expect to declare or pay dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This Form 10-KSB contains  forward  looking  statements with the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Risk Factors Affecting Future Operating Results" beginning on page 5 of this Form 10-KSB.

     Am-Pac International, Inc. (the "Company") through its subsidiaries is engaged in the franchising of pizza restaurants and operations of a restaurant and bar in Orlando, Florida.

     The Company is the successor to Captain Tony's Pizza, Inc. a franchisor and operator of pizza establishments. As of December 31, 1996, the Company had a total of ten franchisees, eight operating Captain Tony's restaurants in the United States and two in England. The Company has no company owned stores. Revenue is earned from both an initial franchise fee and an ongoing royalty based on a percentage of sales.

     The Company, as of December 31, 1996 leased certain operating assets of T&P Investments, Inc. a Florida corporation which operates a restaurant/bar in Orlando, Florida under the name "The Frat House". The land on which this facility is located was acquired by the Company and accounted for as a pooling of interest and therefore, the rental income expense for this property is included in income. However, the lease transaction was not a pooling of interest and because it did not occur until December 31, 1996, the result of its operations are not included in the financial statements.

Results of Operations

     The following table sets forth for the periods indicated certain items from the Consolidated Statements of Income expressed as a percentage of net revenue.

                                   Six Months Ended December 31,
                                   -----------------------------
                                     1996                1995
                                   -------             ---------

Franchise fees                       23.4%               41.0%
Equipment sales                         0%                4.9%
Rental property inc                  77.6%               46.0%
Commissions                             0%                8.1%
Net revenue                         100.0%              100.0%
                                    -----               -----

Cost of equipment                       0%                5.8%
Rental property expenses             57.4%               49.7%
General and administrative
 expenses                           353.3%               50.9%
                                    -----                ----

Net income                         (310.7)%              (6.4)%
                                   =======               =====

Six Months  Ended  December 31, 1996  Compared to Six Months Ended  December 31,
1995.

Revenues: Revenues for 1996 totalled $65,991 compared to revenues of $76,921 for 1995. This decrease in revenue is attributable to a decline in franchise fees because of the dispute with the Ohio franchise, no equipment sales and a reduction in commission and other income which were partially offset by an increase in rental property income.

Cost of food and equipment sales: The cost of food and equipment sales for 1996 totalled $0 compared to costs of $4,441 for 1995. This decrease resulted because there were no equipment sales in 1996.

Rental property expenses: Rental property expenses for 1996 totalled $37,850 compared to $38,196 for 1995. This slight decrease resulted from the elimination of rent for the fourth quarter which was partially offset by higher monthly rentals for the first three quarters.

Operating, general and administrative expenses: Operating, general and administrative expenses for 1996 totalled $233,172 compared to $39,131 for 1995. This increase resulted from administrative, accounting and legal services rendered in connection with the merger of CTP.

Net loss: The net loss for 1996 was $205,031 compared to a net loss of $4,847 for 1995. This increase in net loss is attributable to lower revenues and higher operating, general and administrative expenses.

Year Ended June 30, 1996 Compared to Year Ended June 30, 1995.

Revenues: Revenues for 1996 totalled $162,963 compared to revenues of $220,142 for 1995. This decrease in revenues is attributable to a decline in franchise fees and equipment sales which were partially offset by increases in rental property income and commissions.

Cost of food and equipment sales: The cost of food and equipment sales for 1996 totalled $4,441 compared to $76,885 for 1995. This decrease is the direct result of decreased food and equipment sales.

Rental property expenses: Rental property expenses for 1996 totalled $76,792 compared to $76,885 for 1995, a decrease of $93, or virtually identical with the prior period.

Operating, general and administrative expenses: Operating, general and administrative expenses for 1996 totalled $64,106 compared to $143,423 for 1995. This decrease resulted principally from a decline in payroll because of reduced company sales and operations.

Net income (loss): Net income for 1996 totalled $17,634 compared to a net loss of $49,104 for 1995. The improvement in the Company's net income is attributable to a smaller loss on food and equipment sales and the reduction of operating, general and administrative expenses.

Liquidity and Capital Resource

     At December 31, 1996, the Company had a working capital deficit of $95,626 and a cash balance of $47,651 as compared to working capital of $19,203 and a cash balance of $47,839 at June 30, 1996. The change in working capital is attributable to an increase in accounts payable resulting from the loss from operations.

     At December 31, 1996, the primary obligation of the Company consisted of two mortgage notes payable totalling $444,794 relating to the real estate acquisition and loans payable to a shareholder and stockholder owned company of $114,459. The one mortgage note for $389,331 which is collateralized by land and a commercial building has an adjustable interest rate currently stated at 9.625%, requires monthly interest and principal payments of $3,666 and is due in June, 2017. The second mortgage note for $55,463 carries a fixed interest rate of 10%, is collateralized by land and a residential building, requires monthly interest and principal payments of $657, and is due in June 2009.

     The shareholder and shareholder owned company loans are for $84,459 and $30,000, respectively. Both notes are demand notes and carry an interest rate of 8% per annum.

     The Company is actively seeking funds through the sale of shares or the placement of debt to advance its business objectives. However, to date, the Company has no commitments for any debt or equity financing. Although without additional financing, the Company will be unable to advance its business objectives, it has sufficient cash to meet its requirements for the next twelve months.

Certain Risk Factors Affecting Future Operating Results

This Form  10-KSB  contains  forward  looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward looking statements. Certain factors that might cause such a difference include the following: dependence on key personnel; competition; delays in obtaining additional funding; delays in closing or payment on contracts occasioned by dealings with governmental and foreign entities; economic conditions affecting foreign currency exchange; international political risks and foreign governmental control over the economy. In addition to the foregoing, the following specific factors may affect the Company's future operating results.

The Company is currently operating a restaurant and bar in Orlando, Florida which has a large college-student clientele. Along with leasing certain restaurant equipment, the Company has entered into an agreement with the Lessor which provides that the Lessor shall maintain and provide the liquor and food licensing requirements. The State of Florida regulates both liquor and food licensing and has historically issued only a limited number of licenses. There is no assurance that the State will maintain its current licensing policy. Additionally, under its current operations, the Company is dependent upon the Lessor's participation in operations relating to the maintenance of its liquor and food licenses. While the Company anticipates continued operations, there is no assurance that the liquor and food licenses will be transferrable, or that any application for a new liquor and/or food license will be approved by the State Regulatory Agency.

Although the Company is actively exploring the development of US fast food franchises in the PRC certain risk factors attach to transactions in China. The Communist party has exercised and continues to exercise substantial control over virtually ever sector of the Chinese economy through regulation, state ownership and involvement of governmental party officials. The death of Deng Xiou Ping has caused political uncertainty and any decision not to continue to support the current economic reform program begun in 1978 would have a significant impact on foreign investors and business opportunities.

ITEM 7. FINANCIAL STATEMENTS

     The consolidated financial statements of the Company, together with the independent auditors' report thereon of H.J. Swart & Co. P.A. appears on pages F-2 through F-17 of this report. See index to Financial Statements on pages F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     For the transitional period ended December 31, 1996, and as a result of the change in control, the Company changed its independent auditors from Mengel, Metzger Barr & Co., L.L.P. to H.J. Swart & Company P.A.

     There were no disagreements with the prior accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Regarding Present Directors and Executive Officers

     The following table sets forth the names, and ages of the executive officers and directors of the Company and the current position held by each.

      Name            Age                          Title
--------------------  ---  -----------------------------------------------------

Thomas L. Tedrow       46  President, Chief Executive Officer and Director

Martella J. Martella   40  Secretary, Treasurer, Vice President, Chief Financial
                           Officer and Director

Sharron C. Martin      36  Director

     THOMAS L. TEDROW: Mr. Tedrow has been employed as president, chief executive officer and director since October, 1996. Mr. Tedrow is a best selling author of over sixteen books, the publisher of Financial Discoveries Magazine and since 1987 has been a communications and marketing consultant for both public and private companies.

     MICHAEL J. MARTELLA: Mr. Martella has been employed by the precedence of the Company, Captain Tony's Pizza, Inc. since 1986 and has been employed by the Company and served as secretary and director since October, 1996 when Captain Tony's Pizza, Inc. was acquired by the Company.

     SHARRON C.  MARTIN:  Ms.  Martin has been a director of the  Company  since
October, 1996. For the past five years Ms. Martin has been employed as an officer and director of Martin Consulting, Inc., a consulting firm specializing in Sino-foreign joint venture and merger and acquisition consulting in the United States.

ITEM 10. EXECUTIVE COMPENSATION

     The Company paid no salary or other compensation in excess of $100,000 to any of its officers during 1996. The Company's chief-executive officer received no compensation of any nature from the Company since joining the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of April 15, 1997, the number of shares of the Company's common stock held by executive officers and directors both individually and as a group, and by beneficial owners of more than five percent of the Company's common stock.

   Name & Address of           Amount & Nature              Percent
   Beneficial Owner        of Beneficial Ownership          of Class
   ----------------        -----------------------          --------

Thomas L. Tedrow(1)              3,500,000.00                 44.07%
431 East Central Blvd.
Suite 900
Orlando, FL  32801

Michael J. Martella                117,033.30                  1.47%
431 East Central Blvd.
Suite 900
Orlando, FL  32801

Sharron C. Martin                3,500,000.00                 44.07%
9025 South 700 West
Sandy, UT  84070

Executive Officers and
Directors as a group             7,117,033.30                 89.61%

------------------------
(1) Thomas Tedrow holds 1,500,000 shares in his name following the acquisition of PFI. Mr. Tedrow may also be deemed to be the beneficial owner of 2,000,000 shares held in the name of Shipright Assets Limited. Shipright Assets Limited is a corporation organized under the laws of the British Virgin Islands, and is owned entirely by Lillian Wai, who holds the shares in trust for the benefit of Mr. Tedrow.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has one franchise unit that is owned and operated by Michael J. Martella, the Company's secretary/treasurer and a director. This franchise unit does not pay franchise fees on its sales.

     In July, 1996, the Company issued 10,000 shares of its common stock to Robert Wood, a prior officer of CTP for services rendered.

     The Company has made loans to a stockholder with balances totaling $238,398 at December 31, 1996 and $277,365 at June 30, 1996. The loans are due on demand and are non-interest bearing. These loans were acquired as part of the pooling of interests in 1996 with Am-Pac Investments, Inc.

     Rental income includes rents received from a company owned by a stockholder. The amounts received were $45,000 for the six months ended December 31, 1996, $75,000 for the year ended June 30, 1996 and $60,000 for the year ended June 30, 1995.

     In December, 1996 the Company borrowed $114,459 from stockholder owned entities. These loans have a stated interest rate of 8% and are due upon demand.

     The Company entered into an operating lease with a stockholder owned company in 1997. Minimum lease payments are $10,000 per year.

                                     Part IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          2.1 Acquisition Agreement between the Shareholders of Pacific Foods, Ltd. and the Company, without exhibits*

          2.2 Acquisition Agreement between Shareholders of T&P Investments, Inc. and the Company (1)

          2.3  Acquisition   Agreement   between  the   Shareholders  of  Am-Pac
               Investments, Inc. (1)

          3.1  Articles of Incorporation *

          3.2  Bylaws, as amended (1)

          4.1 Certificate of Designation of Series A Cumulative Convertible Preferred Stock (1)

          10.1 Lease Agreement with T&P Investments, Inc., without exhibits*

          16.1 Letter from Mengal, Metzger, Barr & Co. LLP relating to change of certifying accountant (2)

     (b)  Reports on Form 8-K

          Report dated January 15, 1997

------------------------
*    Filed herewith
(1) Incorporated by reference to the respective Exhibits files with the Company's Report on Form 8-K - December 31, 1996
(2) Incorporated by reference to the respective Exhibits filed with the Company's Report on Form 8-K - September 18, 1996

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    AM-PAC INTERNATIONAL, INC.



                                    By:  /s/ Thomas L. Tedrow
                                       -----------------------------------------
                                         Thomas L. Tedrow
                                         Chief Executive Officer

Dated May       , 1997

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                        Title                             Date
    ---------                        -----                             ----

/s/ Thomas L. Tedrow     President, Chief Executive Officer and    May    , 1997
--------------------     Chairman of the Board of Directors
Thomas L. Tedrow         (Principal Executive Officer)

/s/ Michael J. Martella  Secretary/Treasurer, Vice President and   May    , 1997
-----------------------  Director (Principal Financial and
Michael J. Martella      Accounting Officer)

/s/ Sharron C. Martin    Director                                  May    , 1997
-----------------------
Sharron C. Martin

                           AM-PAC INTERNATIONAL, INC.

                   Index to Consolidated Financial Statements

                                                                         Page
                                                                         ----

Report of Independent Public Accountants                                 F-2

Consolidated Balance Sheets as of December 31, 1996
 and June 30, 1996                                                       F-4

Consolidated Statements of Operations for the Six Months
 Ended December 31, 1996 and Six Months Ended December 31, 1995
 (Unaudited) and the Years Ended June 30, 1996 and 1995                  F-6

Consolidated Statements of Cash Flows for the Six Months
 Ended December 31, 1996 and the Years Ended June 30, 1996 and 1995      F-7

Consolidated Statements of Shareholders' Equity (Deficit) for
 the Six Months Ended December 31, 1996 and Year Ended
 December 31, 1996                                                       F-8

Notes to Financial Statements                                            F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders
Am-Pac International, Inc.

We have audited the accompanying consolidated balance sheet of Am-Pac International, Inc. (formerly Captain Tony's Pizza, Inc.) and subsidiaries as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the six months then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Captain Tony's Pizza, Inc. as of June 30, 1996 and 1995 were audited by other auditors whose report dated July 18, 1996 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

To the Board of Directors and Stockholders
Am-Pac International, Inc.
Page 2



In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Am-Pac International, Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the six months then ended in conformity with generally accepted accounting principles.

Our audit was conducted for purposes of forming an opinion on the basic financial statements taken as a whole. The financial information for the six months ended December 31, 1995 included in the Consolidated Statements of Operations is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, marked "unaudited", has not been subjected to the auditing procedures applied in the audit of the basic financial statements, and, accordingly, we express no opinion thereon.


                                          /s/ H. J. Swart & Company, P. A.
                                          --------------------------------------
                                              H. J. Swart & Company, P. A.


April 9, 1997

                           Am-Pac International, Inc.
                           Consolidated Balance Sheets
                       December 31, 1996 and June 30, 1996

                                     Assets

                                             December 31, June 30,
                                             ---------------------
                                               1996         1996
                                             --------     --------
Current assets
  Cash, including interest bearing
   accounts of $27,783 at June 30            $ 47,651     $ 47,839

Property and equipment
  Buildings and improvements                  171,614      162,749
  Land and improvements                       204,841      194,260
  Furniture and equipment                       2,000          -0-
                                             --------     --------

                                              378,455      357,009
  Less accumulated depreciation               103,313       99,369
                                             --------     --------

     Net property and equipment               275,142      257,640

Other assets
  Escrow deposits                               6,228       14,977
  Organizational costs - net                    1,837        2,047
  Loan receivable - stockholder               238,398      227,365
                                             --------     --------

     Total other assets                       246,463      244,389
                                             --------     --------

                                             $569,256     $549,868
                                             ========     ========


    The accompanying notes are an integral part of these financial statements

                           Am-Pac International, Inc.
                           Consolidated Balance Sheets
                       December 31, 1996 and June 30, 1996

                 Liabilities and Stockholders' Equity (Deficit)

                                      December 31,          June 30,
                                          1996                 1996
                                      ------------         ----------

Current liabilities
  Accounts payable                    $   111,287          $   5,865
  Other liabilities                        22,915             14,114
  Current portion of long term debt         9,075              8,657
                                      -----------          ---------
     Total current liabilities            143,277             28,636

Long term debt
  Mortgages payable                       435,719            440,400
  Loans payable                           114,459                -0-
                                       ----------          ---------

    Total long term debt                  550,178            440,400
                                       ----------          ---------
    Total liabilities                     693,455            469,036

Stockholders' equity (deficit)
  Common stock, $.001 par value,
   149,900,000 shares authorized,
   7,740,547 shares issued and
   outstanding                              7,740              7,740
  Additional paid in capital              973,058            973,058
  Accumulated deficit                  (1,104,997)          (899,966)
                                      -----------          ---------

    Total stockholders' equity
    (deficit)                            (124,199)            80,832
                                      -----------          ---------

                                      $   569,256          $ 549,868
                                      ===========          =========


    The accompanying notes are an integral part of these financial statements

                           Am-Pac International, Inc.
                     Consolidated Statements of Operations
                   For the six months ended December 31, 1996,
               the six months ended December 31, 1995 (Unaudited)
                   and the years ended June 30, 1996 and 1995

                                            Six months ended            Year ended
                                               December 31,               June 30,
                                           1996         1995          1996         1995
                                        ----------     -------      --------     --------
                                                     (Unaudited)

Revenue
  Franchise fees                         $  15,468     $31,515      $ 59,225     $ 89,416
  Food and equipment sales                     -0-       3,793         3,793       56,329
  Rental property income                    50,400      35,400        85,800       70,800
  Commissions and other                        123       6,213        14,155        3,597
                                         ---------     -------      --------     --------

    Total revenue                           65,991      76,921       162,973      220,142

Costs and expenses
  Cost of food and equipment sales             -0-       4,441         4,441       48,938
  Rental property expenses                  37,850      38,196        76,792       76,885
  Operating, general and
   administrative expenses                 233,172      39,131        64,106      143,423
                                         ---------     -------      --------     --------

    Total costs and expenses               271,022      81,768       145,339      269,246
                                         ---------     -------      --------     --------

    Net income (loss)                    $(205,031)    $(4,847)     $ 17,634     $(49,104)
                                         =========     =======      ========     ========

    Net income (loss) per share          $    (.03)    $   (.01)    $    .01     $   (.07)
                                         =========     ========     ========     ========



    The accompanying notes are an integral part of these financial statements

                           Am-Pac International, Inc.
                      Consolidated Statements of Cash Flows
                 For the six months ended December 31, 1996 and
                       years ended June 30, 1996 and 1995

                                          Six months ended     Year ended June 30,
                                          December 31, 1996     1996         1995
                                          -----------------   -------     ----------

Cash flows from operating activities
  Net income (loss)                           $(205,031)      $17,634     $(49,104)
  Adjustments to reconcile net
   cash provided (used) by
   operating activities
     Depreciation and amortization                4,154         8,230        8,949
     Services paid for by issuance
      of common stock                               -0-           100          -0-
     Provision for doubtful accounts
      receivable, net                               -0-           732        1,685
     Decrease in accounts receivable                -0-         1,406        6,175
     Decrease in inventories                        -0-         2,772          964
     Decrease in other assets                     8,749           277        3,431
     Increase (decrease) in accounts
      payable                                   105,422        (1,757)          29
     Increase (decrease) in other current
      liabilities                                 8,801          (898)        (665)
                                               --------       -------      -------

Net cash provided (used) by operating
  activities                                    (77,905)       28,496      (28,536)

Cash flows from investing activities
  Purchase of property and equipment            (21,446)          -0-          -0-
  Collection of loan to stockholder                 -0-           -0-        7,340
  Loans made to stockholder                     (11,033)       (8,888)         -0-
                                               --------       -------      -------

Net cash provided (used) by investing
  activities                                    (32,479)       (8,888)       7,340

Cash flows from financing activities
  Payment of amounts due officer/
   stockholder                                      -0-           -0-      (33,931)
  Proceeds from borrowings                      114,459           -0-          -0-
  Repayment of debt                              (4,263)       (8,613)     (10,122)
  Issuance of common stock                          -0-           200          -0-
                                              ---------       -------     --------

Net cash provided (used) by
 financing activities                           110,196        (8,413)     (44,053)
                                              ---------       -------     --------

Net increase (decrease) in cash                    (188)       11,195      (65,249)

Cash at beginning of period                      47,839        36,644      101,893
                                              ---------       -------     --------

Cash at end of period                         $  47,651       $47,839     $ 36,644
                                              =========       =======     ========
Non-cash financing activities
  Issuance of 10,000 shares of common
   stock as payment for services              $     -0-       $   100     $    -0-
                                              =========       =======     ========



    The accompanying notes are an integral part of these financial statements

                           Am-Pac International, Inc.
            Consolidated Statements of Stockholders' Equity (Deficit)
                   For the six months ended December 31, 1996
                           and year ended June 30,1996

                                                              Additional                       Total
                                       Common Stock            Paid in     Accumulated      Stockholders'
                                   Shares         Amount       Capital       Deficit      Equity (Deficit)
                                 -----------   ----------     --------     -----------    ----------------
Balance July 1, 1995
  As previously reported          8,121,661     $   8,121     $937,791     $  (911,515)     $  34,397
  Adjust for stock split         (7,715,553)       (7,716)       7,716             -0-            -0-
  Stock issued for
   pooling of interests             333,939           334       34,252          (6,085)        28,501
                                 ----------     ---------     --------     -----------      ---------

As restated                         740,047           739      979,759        (917,600)        62,898

Stock issued for pooling
  of interests                    7,000,000         7,000       (6,800)            -0-            200

Issuance of common stock
  for services                          500             1           99             -0-            100

Net income year ended
  June 30, 1996                         -0-           -0-          -0-          17,634         17,634
                                 ----------     ---------     --------     -----------      ---------

Balance June 30, 1996             7,740,547         7,740      973,058        (899,966)        80,832
Net loss six months
  ended December 31, 1996               -0-           -0-          -0-        (205,031)      (205,031)
                                 ----------     ---------     --------     -----------      ---------

Balance December 31, 1996         7,740,547     $   7,740     $973,058     $(1,104,997)     $(124,199)
                                 ==========     =========     ========     ===========      =========


    The accompanying notes are an integral part of these financial statements

                           Am-Pac International, Inc.
                   Notes to Consolidated Financial Statements
                       December 31, 1996 and June 30, 1996

1.   Summary of Significant Accounting Policies

     Organization and consolidation
     Am-Pac International, Inc., a Nevada corporation, (the Company) is the surviving corporation of a merger with Captain Tony's Pizza, Inc., a New York corporation (CTP). Am-Pac was formed on October 4, 1996 as a wholly owned subsidiary of CTP for the purpose of effecting this merger. In conjunction with the merger, the Company had a 1 for 20 reverse stock split. The financial statements have been restated to reflect the effects of this transaction.

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, CTP Equipment, Inc. (CTPE), Pacific Foods Limited (PFL) and Am-Pac Investments, Inc. (INV). All intercompany transactions and balances have been eliminated in consolidation.

     As discussed elsewhere in these notes, PFL and INV were acquired by the Company in the fourth quarter of 1996, subsequent to the merger and reverse stock split, in separate transactions accounted for as pooling of interests. All financial statements presented have been restated and reported as though the combination with INV had taken place prior to July 1, 1995 and as though the combination with PFL had taken place on May 1, 1996, the date of PFL's inception.

     Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

     Property and equipment
     Property and equipment is stated at cost. Depreciation is provided on the straight line method over the estimated useful lives of the various assets. Depreciation expense for the six months ended December 31, 1996, year ended June 30, 1996, and year ended June 30, 1995 was $3,944, $8,177, and $8,949 respectively.

                           Am-Pac International, Inc.
                   Notes to Consolidated Financial Statements
                       December 31, 1996 and June 30, 1996

1.   Summary of Significant Accounting Policies (continued)

     Preferred stock
     The Company has the authority to issue 100,000 shares of non-voting preferred stock with terms to be established by the Board of Directors, subject to certain limitations. No shares of this preferred stock have been issued, nor does the Company have any present plans for the issuance or sale of any such shares.

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

     In certain instances involving individual or master franchises, the Company may receive a portion of franchise fees in notes. If the notes are personally guaranteed by individuals whose net worth exceed Company requirements, or the facts and circumstances support collectibility of the note, the portion of the fees represented by notes also is recognized in income. Otherwise, fees are recognized as income on an installment basis as cash is received.

     Generally, master franchise agreements further provide for an initial franchise fee for each franchise unit opened under the master franchise agreement, part of which is payable to the Company. These fees are non-refundable and recognized in income when all material services required of the Company, if any, are substantially performed, which is normally upon opening of the franchise unit.

                           Am-Pac International, Inc.
                   Notes to Consolidated Financial Statements
                       December 31, 1996 and June 30, 1996

1.   Summary of Significant Accounting Policies (continued)

     Institutional food sales
     The Company sells pizza, on a wholesale basis, to commercial/corporate customers primarily for resale in the customers' cafeterias, and purchases the pizza from franchises. No such sales have occurred since April 1, 1995.

     Equipment sales
     The Company, through CTPE, a wholly-owned subsidiary, sells restaurant equipment to Company franchisees. The Company franchisees are not obligated to purchase equipment from CTPE, but they often do. An equipment inventory is not maintained by the Company. All franchisee orders for equipment must be accompanied by receipt of cash payment before the Company orders the equipment from a third-party vendor. The Company charges the franchisees with the direct cost of the equipment plus a reasonable profit margin.

     Commissions
     During 1996, the Company discontinued purchasing and reselling food and other items to franchisees. Instead, the Company receives commissions on food purchases that franchisees make from a specific vendor.

     New business venture
     In 1997 the Company began developing a sports bar and restaurant concept called HeadLightZ, with the flagship unit located in Orlando, Florida. The Company owns all trademarks for franchising, beer, magazines, and licensed products. Expansion is planned through acquisition of additional facilities and franchising.

     Advertising costs
     The Company expenses advertising and promotion costs as incurred. Advertising and promotion costs for the six months ended December 31, 1996 and years ended June 30, 1996 and 1995 were $600, $2,181 and $16 respectively.

     Income taxes
     Deferred income tax assets and liabilities arise from temporary differences associated with differences between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates which are expected to be in effect when these differences reverse. Deferred tax assets and liabilities are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate. Deferred tax assets and liabilities not related to an asset or liability are classified as current or non current depending on the periods in which the temporary differences are expected to reverse. The principal type of temporary difference between assets and liabilities for financial statements and tax return purposes is net operating loss carryforwards.

                           Am-Pac International, Inc.
                   Notes to Consolidated Financial Statements
                       December 31, 1996 and June 30, 1996

1.   Summary of Significant Accounting Policies (continued)

     Per share data
     Per share data is based on the weighted average number of common shares outstanding during the periods, giving retroactive effect to the 1 for 20 reverse stock split.

     Fiscal-year change
     In October 1996, the Board of Directors approved a change in the Company's fiscal year end from June 30 to December 31, effective the calendar year beginning January 1, 1997. A six-month fiscal transition period from July 1, 1996 through December 31, 1996 will precede the start of the new calendar-year cycle. Fiscal years presented and referred to in these consolidated financial statements and notes thereto are on a June 30 fiscal year basis unless otherwise indicated.

2.   Franchise Operations

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

     There were no changes in the number of franchise units or their ownership during the six months ended December 31, 1996.

3.   Income Taxes

     The Company has net operating loss carryforwards of approximately $850,000 that are available to offset future taxable income and expire at various dates through the year 2011.

     No related deferred tax asset has been recognized in the financial statements since the valuation allowance is equal to any such tax benefit.

4.   Related Party Transactions

     As of December 31, 1996, the Company has one franchise unit that is owned and operated by a related party. The franchise is owned by a stockholder and officer of the Company, and does not pay franchise fees on its sales.

     During the year ended June 30, 1996, the Company issued 10,000 shares of common stock to a director of the Company for services rendered. The stock was valued at $.01 per share based upon an independent appraisal.

                           Am-Pac International, Inc.
                   Notes to Consolidated Financial Statements
                       December 31, 1996 and June 30, 1996

4.   Related Party Transactions (continued)

     During the year ended June 30, 1995, the Company purchased pizza from franchises owned by the related party for resale to commercial/corporate customers. In the year ended June 30, 1995 the entire cost of institutional food sales resulted from these purchases. There have been no institutional food sales since April 1, 1995.

     The Company has made loans to a stockholder with balances totaling $238,398 at December 31, 1996 and $227,365 at June 30, 1996. The loans are due on demand and are non-interest bearing. These loans were acquired as part of the pooling of interests in 1996 with Am-Pac Investments, Inc.

     Rental income includes rents received from a company owned by a stockholder. The amounts received were $45,000 for the six months ended December 31, 1996, $75,000 for the year ended June 30, 1996 and $60,000 for the year ended June 30, 1995.

     In December, 1996 the Company borrowed $114,459 from stockholder owned entities. These loans have a stated interest rate of 8% and are due upon demand.

     As discussed in the subsequent events note, the Company entered into an operating lease with a stockholder owned company in 1997. Minimum lease payments are $10,000 per year.

5.   Commitments

     The Company had a lease agreement for office space with an unrelated party which expired November 30, 1995. Further, the Company had a lease agreement for restaurant space with an unrelated party which expired in fiscal 1995. These agreements were classified as operating leases.

     Following is a summary of rental expenses under all operating leases:

                       Six months ended           Years ened June 30,
                       December 31, 1996         1996             1995
                       -----------------        ------          -------

     Rent expense        $    -0-               $1,875          $12,360
     Less sublease
      rentals                 -0-                  -0-            8,000
                         --------               ------          -------
                         $    -0-               $1,875          $ 4,360
                         ========               ======          =======

                           Am-Pac International, Inc.
                   Notes to Consolidated Financial Statements
                       December 31, 1996 and June 30, 1996

6.   Long Term Debt

     Long term debt consists of the following:


                                        December 31, 1996      June 30, 1996
                                        -----------------      -------------

     Mortgage payable to bank at
     an adjustable  interest rate,
     currently stated at 9.625%,
     collateralized  by land and
     commercial  building,  with
     current principal and interest
     payments of $3,666 per month,
     due June 2017                         $389,331               $392,455

     Mortgage   payable  to  mortgage
     company  at  an  interest  rate
     of  10%, collateralized by land
     and residential building, with
     payments of principal and interest
     of $657 per month, due June 2009        55,463                 56,602

     Loans payable to a stockholder
     owned company at an interest
     rate of 8%, due upon demand             84,459                    -0-

     Loans payable to a stockholder
     owned company at an interest
     rate of 8%, due upon demand             30,000                    -0-
                                           --------               --------

     Total long term debt                   559,253                449,057

     Less current portion                     9,075                  8,657
                                           --------               --------

                                           $550,178               $440,400
                                           ========               ========

     Current maturities of long term debt are as follows:

      1997                          $  9,075
      1998                             9,970
      1999                            10,954
      2000                            12,035
      2001                            13,223
      2002 and thereafter            503,996
                                    --------

                                    $559,253
                                    ========

7.   Supplemental Cash Flow Information

     There were no cash payments for income taxes for the six months ended December 31, 1996 and years ended June 30, 1996 and 1995. Interest paid for the six months ended December 31, 1996 and years ended June 30, 1996 and 1995 was $20,927, $44,250 and $46,335, respectively.

                           Am-Pac International, Inc.
                   Notes to Consolidated Financial Statements
                       December 31, 1996 and June 30, 1996

8.   Segment and Major Customer Information

     The Company operates in generally four industry segments: franchising, restaurant equipment sales, institutional food sales and real estate rental.

     Financial information by industry segment is as follows:

                                         Six months             Years
                                          ended                 ended
                                        December 31,           June 30,
                                          1996            1996          1995
                                        --------        --------      --------
     Revenues:
      Franchising                       $ 15,468        $ 76,493      $109,023
      Institutional food sales               -0-             -0-        35,790
      Equipment sales                        -0-             392         1,063
      Real estate rental                  50,400          85,800        70,800
                                        --------        --------      --------

                                        $ 65,868        $162,685      $216,676
                                        ========        ========      ========

     Income (loss) from operations:
      Franchising                       $(41,498)       $  8,372      $(48,350)
      Institutional food sales               -0-             -0-         1,824
      Equipment sales                        -0-              19            41
      Real estate rental                  33,448          52,988        38,810
                                        --------        --------      --------

                                        $ (8,050)       $ 61,379      $ (7,675)
                                        --------        --------      --------

     Identifiable assets:
      Franchising                       $    -0-        $    -0-      $  6,299
      Real estate rental                 259,924         272,617       281,491
                                        --------        --------      --------

                                        $259,924        $272,617      $287,790
                                        ========        ========      ========

     Only cash cannot be identified with a particular segment. All other assets are identified with the franchising segment and real estate rental segments.

     During fiscal 1995 the Company had a customer from whom it derived more than 10% of its consolidated revenues. Sales to the customer represented 100% of the sales in the institutional food sales segment, or approximately 17% of consolidated revenues for fiscal 1995.

     During the six months ended December 31, 1996 and during fiscal 1996 and 1995, the Company had a lessee from whom it derived more than 10% of its consolidated revenues. Rents received from this lessee represented 89%, 87% and 85% of rental income respectively, or approximately 68%, 46% and 28% of the consolidated revenues respectively.

                           Am-Pac International, Inc.
                   Notes to Consolidated Financial Statements
                       December 31, 1996 and June 30, 1996

9.   Other Matters

     In April 1995, the Board of Directors approved for submission to a vote of the shareholders at the Annual Meeting on June 5, 1995, the Purchase and Sale Agreements hereinafter described. On May 10, 1995, the Company executed a Stock Purchase and Sale Agreement which provided for the sale of 5,000,000 shares of the Company's authorized and unissued common stock to an unrelated party for cash consideration of $50,000. An Asset Purchase and Sale Agreement provided for the sale of substantially all operating assets of the Company, except cash and certain other assets and including, among other assets, all franchise contracts, to an officer/stockholder of the Company for consideration of $10,500, consisting of 1,050,000 shares of the Company's issued and outstanding common stock owned by the officer/stockholder. This Agreement also provided for the assumption of certain liabilities related to the operating assets sold. The Company had received an independent opinion of the fairness of the consideration to be paid for the operating assets.

     Prior to the vote, the unrelated party exercised its right to cancel the Stock Purchase and Sale Agreement because of the threat of dissenting action by a single stockholder pursuant to certain provisions of the New York Business Corporation Law. The Asset Purchase and Sale Agreement was approved by stockholders and extended for six months to enable the Company to find a substitute party to agree to the same or similar terms contained in the canceled Stock Purchase and Sale Agreement. No such party was found, and as of June 30, 1996 the Asset Purchase and Sale Agreement has expired.

10.  Acquisitions

     On October 15, 1996 the Company acquired all of the outstanding common stock of Pacific Foods Limited, a British Virgin Islands corporation (PFL) in exchange for 7,000,000 post reverse split shares of the Company's common stock. The acquisition has been accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements for periods prior to the date of acquisition reflect the accounts and operations of PFL.

     On December 31, 1996 the Company acquired all of the outstanding common stock of Am-Pac Investments, Inc., (INV) in exchange for 333,939 shares of the Company's common stock. The acquisition has been accounted for as a pooling of interests and accordingly, the accompanying consolidated financial statements for periods prior to the date of acquisition reflect the accounts and operations of INV.

                           Am-Pac International, Inc.
                   Notes to Consolidated Financial Statements
                       December 31, 1996 and June 30, 1996

11.  Subsequent Events

     Effective January 1, 1997 the Company entered into an operating lease with a stockholder owned company to rent certain personal property and intangible rights and licenses utilized in the operation of a restaurant. The term of this lease is for a period of two years with a minimum lease payment of $10,000 per year. At any time during the lease term the Company has the right to purchase all of the Company's common stock.

     On January 2, 1997, the Company granted an officer and director of the Company an option to purchase 250,000 shares of the Company's common stock for a period of five years beginning January 2, 1997 at a price of $3.75 per share.

     In March 1997, the Company acquired all of the outstanding common stock of WSI Holdings, Inc. (WSI) in exchange for 1,240,000 shares of the Company's common stock. The acquisition will be accounted for as a pooling of interests and, accordingly, historical financial data in future reports will be restated to include WSI.