Form 10QSB
period 1997-03-31
AM PAC INTERNATIONAL INC
filed 1997-06-03
CIK 802523

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to               .
                                   ---------------  ---------------


                           Commission File No. 33-8964


                           AM-PAC INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Nevada                                           16-1260971
--------------------------------               ---------------------------------
(State or other  jurisdiction of               (IRS Employer Identification No.)
incorporation  or  organization)

                      431 East Central Boulevard, Suite 900
                             Orlando, Florida 32801
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (407) 841-1350
                           ---------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---  ---

     As of May 1, 1997, 7,940,522 shares of Common Stock of the issuer were outstanding.

                           AM-PAC INTERNATIONAL, INC.

                                      INDEX


                                                                         Page
                                                                        Number
                                                                        ------

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

          Consolidated  Balance  Sheets - March 31, 1997 and
          December  31, 1996.............................................  1

          Consolidated  Statements  of  Operations  - For the
          three months ended March 31, 1997 and 1996.....................  3

          Consolidated Statements of Cash Flows - For the three
          months ended March 31, 1997 and 1996...........................  4

          Notes to Consolidated Financial Statements.....................  5

     Item 2.  Management's  Discussion  and Analysis of Financial
              Condition and Results of Operations........................  6

PART II - OTHER INFORMATION..............................................  7

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   AM-PAC INTERNATIONAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                     ASSETS

                                              March 31,        December  31,
                                                1997                1996
                                              ---------        -------------
CURRENT ASSETS:
  Cash                                        $  11,721          $ 47,651
  Accounts receivable                                 0                 0
  Inventory                                      15,161                 0
  Prepaid expenses                                3,538                 0
                                              ---------          --------
         Total current assets                    30,420            47,651

PROPERTY AND EQUIPMENT
  Buildings and improvements                    195,562           171,614
  Land and improvements                         204,841           204,841
  Furniture and equipment                         2,000             2,000
    Less accumulated depreciation              (105,601)          103,313
                                              ---------          --------
  Net property and equipment                    296,802           275,142

OTHER ASSETS
  Escrow deposits                                11,412             6,228
  Loan receivable - stockholder                 237,847           238,398
  Related party receivable                       14,400                 0
  Organizational costs, net                       1,837             1,837
                                              ---------          --------
         Total other assets                     265,496           246,463

Total assets                                  $ 592,718          $569,256
                                              =========          ========

                   AM-PAC INTERNATIONAL, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet - Continued

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                              March 31,        December  31,
                                                1997                1996
                                              ---------        -------------
CURRENT LIABILITIES:
  Accounts payable                           $   146,958        $   111,287
  Other liabilities                                9,871             22,915
  Current portion long term debt                   9,290              9.075
                                             -----------        -----------
         Total current liabilities               166,119            143,277

LONG TERM DEBT
  Mortgages payable                              432,418            435,719
  Loans payable - related party                  304,209            114,459
                                             -----------        -----------
         Total long-term debt                    736,627            550,178

         Total liabilities                       902,746            693,455

STOCKHOLDERS' EQUITY:
  Common Stock, $.001 par value;
   149,000,000 shares authorized,
   7,740,547 shares issued and
   outstanding                                     7,740              7,740
  Additional paid in capital                     973,058            973,058
  Accumulated deficit                         (1,290,826)        (1,104,997)
                                             -----------        -----------
         Total stockholders equity
          (deficit)                             (310,028)          (124,199)
                                             -----------        -----------

Total liabilities and stockholder equity     $   592,718        $   569,256
                                             ===========        ===========


           See accompanying notes to consolidated financial statements

                              AM-PAC INTERNATIONAL
                      CONSOLIDATED STATEMENT OF OPERATIONS
                       FOR THE THREE MONTHS ENDED MARCH 31


                                            THREE MONTHS ENDED MARCH 31,
                                            ----------------------------
                                               1997              1996
                                            ----------       -----------
Revenue:

  Sales                                     $   80,152       $        0
  Franchise fees                                11,058           15,565
  Commissions                                      113                0
  Rental property income                             0           21,450
                                            ----------        ---------

        Total revenue                       $   91,323       $   37,015
                                            ==========       ----------

Cost and expenses:

  Cost of sales                             $   22,743       $        0
  Rental property expenses                           0           18,655
  Operating, general and
   administrative expenses                     254,396           10,044
                                            ----------       ----------

         Total costs and expenses              277,139           38,698
                                            ----------       ----------

         Net income (loss)                    (185,816)      $    8,317
                                            ==========       ==========

Net loss per share                          $     (.02)      $     (.01)
                                            ==========       ==========

Weighted average number of shares
 outstanding                                 7,740,547        8,131,661
                                            ==========       ==========


           See accompanying notes to consolidated financial statements

                   AM-PAC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED MARCH 31


                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                                      1997             1996
                                                  ------------       -------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $   (185,816)      $ 8,317
  Adjustments to reconcile net loss
   to cash provided by (used in)
   operating activities
         Depreciation and amortization                   2,288         1,971
   Changes to operating assets and liabilities
         Increase in prepaids                           (8,721)       (4,793)
         Increase in inventory                         (15,161)            0
         Decrease in receivable                         35,671         6,928
         Increase (decrease)  in accounts payable       35,671        (1,029)
         Decrease in other current liabilities         (13,043)       (4,200)
                                                  ------------       -------

         Net cash provided by (used in)
          operating activities                        (184,782)        7,194
                                                  ------------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of building improvements             (23,948)            0
                                                  ------------       -------

         Net cash provided by (used in)
          investing activities                         (23,948)            0
                                                  ------------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Loans to related parties                      (13,849)            0
         Proceeds from borrowings                      189,750             0
         Repayment of debt                              (3,101)       (1,941)
                                                  ------------       -------

         Net cash provided by (used in)
          financing activities                         172,800        (1,941)
                                                  ------------       -------

  Increase (decrease) in cash                          (35,930)        5,253
  Cash at beginning of period                           47,651        33,840
                                                  ------------       -------
  Cash at end of period                           $     11,721       $39,093
                                                  ============       =======


           See accompanying notes to consolidated financial statements

                   AM-PAC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


1. The interim financial statements are prepared pursuant to the requirements for reporting on Form 10- QSB. The March 31, 1996 balance sheet data was derived from unaudited financial statements and does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and footnotes thereto included in the Company's report on Form 10-KSB for the year ended December 31, 1996. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-QSB contains forward looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward looking statements.

Results of Operations - Three months ended March 31, 1997 compared to the three months ended March 31, 1996.

     The Company, through its subsidiaries, is engaged in the franchising of pizzeria restaurants and the operation of a Florida restaurant/bar.

     Revenues. Sales during the three months ended March 31, 1997 totaled $80,152, compared to net sales of $0.00 during 1996. This increase resulted from the Company's operations of a restaurant and bar in Orlando, Florida.

     Franchise fees for the three months ended March 31, 1997 totaled $11,058 compared to franchise fees of $15,565 during 1996. The decrease resulted from a dispute with an Ohio franchisee, which was settled by the write-off of certain accrued franchise fees.

     Commissions during the three months ended March 31, 1997 totaled $113 compared to commissions of $0 during 1996. The increase in commission resulted from a new agreement with a supplier which supplies food products to certain franchisees.

     Rental property income during the three months ended March 31, 1997 totaled $0 compared to rental income of $21,450 during 1996. The decrease in rental income resulted from the Company purchasing the business which previously had been paying rent and canceling the inter-company lease.

     Cost of Sales. Cost of Sales during the three months ended March 31, 1997 totaled $22,743 compared to cost of sales of $0 during 1996. The increase in cost of sales resulted from the Company's operation of the restaurant and bar in Orlando, Florida.

     Rental Property Expense. Rental property expenses during the three months ended March 31, 1997 totaled $0 compared to rental property expenses of $18,655 during 1996. The decrease in rental income resulted from the Company's purchasing the business which previously had been paying rent and canceling the inter-company lease.

     Operating, general and administrative expenses ("SG&A") during the three months ended March 31, 1997 totaled $254,396, as compared to $10,044 during 1996. The increase in SG&A was due to increased legal and accounting fees; operating expenses associated with the restaurant and bar in Orlando, Florida; and corporate overhead expenses.

Liquidity and Capital Resources

     At March 31, 1997, the Company had a deficit in working capital of $135,699 and a cash balance of $11,721 compared to a working capital deficit of $95,626 and a cash balance of $47,651 at March 31, 1996. The change in working capital was attributable to a decline in cash.

     At March 31, 1997, the Company's primary obligation consisted of payment of mortgages and loans totaling $736,627 incurred in the acquisition of the restaurant and bar in Orlando, Florida and the payable incurred in the operation of its business.

     The Company is actively seeking funds through the sale of shares or the placement of debt to advance its business objectives. The Company anticipates equity financing of up to $2,000,000 during the summer of 1997.. Without additional financing the company will be unable to advance its business objectives.

                           PART II. OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          None


                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AM-PAC INTERNATIONAL, INC.


Date: June 2, 1997                      /s/ Thomas Tedrow
                                        ----------------------------------------
                                            Thomas Tedrow
                                            Chief Executive Officer

Date: June 2, 1997                      /s/ Michael J. Martella
                                        ----------------------------------------
                                            Michael J. Martella
                                            Chief Financial Officer