Form 10QSB/A
period 1997-03-31
AM PAC INTERNATIONAL INC
filed 1997-06-12
CIK 802523

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                 Amendment No. 1


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-QSB-A contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward looking statements.

Results of Operations - Three months ended March 31, 1997 compared to the three months ended March 31, 1996.

     The Company, through its subsidiaries, is engaged in the franchising of pizzeria restaurants and the operation of a Florida restaurant.

     Revenues. Sales during the three months ended March 31, 1997 totaled $80,152, compared to net sales of $0.00 during 1996. This increase resulted from the Company's operations of a restaurant in Orlando, Florida.

     Franchise fees for the three months ended March 31, 1997 totaled $11,058 compared to franchise fees of $15,565 during 1996. The decrease resulted from a dispute with an Ohio franchisee, and a write-off of certain accrued franchise fees.

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

     Cost of Sales. Cost of Sales during the three months ended March 31, 1997 totaled $22,743 compared to cost of sales of $0 during 1996. The increase in cost of sales resulted from the Company's operation of the restaurant in Orlando, Florida.

     Rental Property Expense. Rental property expenses during the three months ended March 31, 1997 totaled $0 compared to rental property expenses of $18,655 during 1996. The decrease in rental income resulted from the Company's purchasing the business which previously had been paying rent and canceling the inter-company lease.

     Operating, general and administrative expenses ("SG&A") during the three months ended March 31, 1997 totaled $254,396, as compared to $10,044 during 1996. The increase in SG&A was due to increased legal and accounting fees; operating expenses associated with the restaurant in Orlando, Florida; and corporate overhead expenses.

Liquidity and Capital Resources

     At March 31, 1997, the Company had a deficit in working capital of $135,699 and a cash balance of $11,721 compared to a working capital deficit of $95,626 and a cash balance of $47,651 at March 31, 1996. The change in working capital was attributable to a decline in cash.

     At March 31, 1997, the Company's primary obligation consisted of payment of mortgages and loans totaling $736,627 incurred in the acquisition of the restaurant in Orlando, Florida and the payable incurred in the operation of its business.

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

                                        AM-PAC INTERNATIONAL, INC.


Date: June 10, 1997                      /s/ Thomas Tedrow
                                        ----------------------------------------
                                            Thomas Tedrow
                                            Chief Executive Officer

Date: June 10, 1997                      /s/ Michael J. Martella
                                        ----------------------------------------
                                            Michael J. Martella
                                            Chief Financial Officer