Form 10QSB
period 1997-06-30
AM PAC INTERNATIONAL INC
filed 1997-11-06
CIK 802523

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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


                      431 East Central Boulevard, Suite 900
                             Orlando, Florida 32801
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

     As of August 1, 1997, 8,240,547 shares of Common Stock of the issuer were outstanding.

     AM-PAC INTERNATIONAL, INC.

     INDEX


                                                                          Page
                                                                         Number
                                                                         ------
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

          Consolidated Balance Sheets - June 30, 1997 and
          December 31, 1996............................................     3

          Consolidated Statements of Operations - For the three
          months and six months ended June 30, 1997 and 1996...........     4

          Consolidated Statements of Cash Flows - For the six months
          ended June 30, 1997 and 1996 ................................     5

          Notes to Consolidated Financial Statements...................     6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................     7

PART II - OTHER INFORMATION............................................     8

SIGNATURES.............................................................     9

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   AM-PAC INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                       June 30,                December 31,
                                                         1997                      1996
                                                   --------------            ---------------
CURRENT ASSETS:
      Cash                                         $       24,792            $        47,651
      Accounts receivable                                       0                          0
      Inventory                                            17,387                          0
      Prepaid expenses                                      2,358                          0
                                                         --------                -----------
              Total current assets                         44,537                     47,651

PROPERTY AND EQUIPMENT
      Buildings and improvements                          109,580                    171,614
      Land and improvements                                     0                    204,841
      Furniture and equipment                              33,185                      2,000
         Less accumulated depreciation                 (    3,012  )              (  103,313  )
                                                        ---------                   --------
      Net property and equipment                          139,753                    275,142

OTHER ASSETS
      Escrow deposits                                      16,562                      6,228
      Loan receivable - stockholder                       237,847                    238,398
      Related party receivable                             46,599                          0
      Organizational costs, net                             1,837                      1,837
      Note receivable - related party                     959,637                          0
                                                       ----------                   --------
         Total other assets                             1,262,482                    246,463
                                                        ---------                   --------

Total assets                                      $     1,446,772            $       569,256
                                                        =========                    =======

                       LIABILITY AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                            $       191,744            $       111,287
      Other liabilities                                    13,510                     22,915
      Current portion long term debt                            0                      9,075
                                                       -------------              ----------
         Total current liabilities                        205,254                    143,277

LONG TERM DEBT
      Mortgage payable                                          0                    435,719
      Loans payable - related party                         1,773                    114,459
                                                        ---------                   --------
         Total long-term debt                               1,773                    550,178
                                                        ---------                   --------
         Total liabilities                                207,027                    693,455
STOCKHOLDERS' EQUITY:
      Common Stock; $.001 par value;
      149,000,000 shares authorized,
      8,240,547 and 7,740,547 shares
      issued and outstanding respectively,                  8,240                      7,740
      Additional paid in capital                        1,472,558                    973,058
      Accumulated deficit                              (  241,053  )             ( 1,104,997  )
                                                        ---------                  ---------
      Total stockholders' equity (deficit)              1,239,745                (   124,199  )
                                                        ---------                 ----------

Total liabilities and stockholder equity          $     1,446,772            $       569,256
                                                        =========                 ==========

           See accompanying notes to consolidated financial statements

                   AM-PAC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               For the three months ended           For the six months ended
                                                          June 30,                            June 30,
                                            --------------------------------      ----------------------------
                                                   1997             1996               1997             1996
                                                   ----             ----               ----             ----
Revenue:

      Sales                                  $       58,637     $       720       $    138,789    $        720
      Franchise fees                                 85,488          17,339             96,546          32,904
      Commissions                                         0           7,333                113           7,333
      Rental property income                            920          21,450                920          42,900
      Interest income, net                                0             288                  0             288
                                                  ---------       ---------          ---------        --------

          Total revenue                             145,045          47,130            236,368          84,145

Costs and expenses:

      Cost of sales                                  24,981               0             47,724               0
      Rental property expenses                            0          19,741                  0          38,396
      General and administrative expenses           200,880          14,884            455,276          24,928
                                                  ---------       ---------           --------        --------

      Total costs and expenses                      225,861          34,625            503,000          63,324
                                                   --------       ---------           --------        --------

      Net income (loss) from operations           (  80,816  )       12,505         (  266,632  )       20,821

      Gain on sale of property                    1,130,588               0          1,130,588               0
                                                  ---------       ---------          ---------        --------

      Net income (loss) before taxes              1,049,772          12,505            863,956          20,821

      Provision for income taxes                          0               0                  0               0
                                                  ---------       ---------          ---------        --------

      Net income                             $    1,049,772      $   12,505         $  863,956       $  20,821
                                                  =========       =========          =========        ========

      Net income per share                   $          .13     $       .00         $      .11      $      .01
                                                  =========       =========          =========        ========

      Average weighted number
        of shares outstanding                     8,240,547       5,407,214          7,990,547       3,073,880
                                                  =========       =========          =========       =========


           See accompanying notes to consolidated financial statements

                   AM-PAC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 For the Six Months Ended June 30,
                                                          ----------------------------------------
                                                                1997                       1996
                                                          ----------------           --------------
Cash flows from operating activities
      Net income                                          $     863,956              $      20,821
      Adjustments to reconcile net
         cash provided (used) by
         operating activities
             Depreciation                                         7,165                      3,943
             Increase in prepaids                           (    12,691  )              (    9,587  )
             Increase in inventory                          (    17,387  )              (        0  )
             Decrease in receivable                                   0                      7,175
             Increase in accounts payable                        80,457                      2,040
             Increase (decrease) in other
              current liabilitie                            (     9,404  )                     759
             Gain on sale of property                       ( 1,130,588  )                       0
                                                              ---------                 ----------

Net cash provided (used) by operating activities            (   218,492  )                  25,151

Cash flows from investing activities
      Purchase of equipment and leasehold improvements      (   140,598  )                       0
                                                              ---------                 ----------

Net cash provided (used) by investing activities            (   140,598  )                       0

Cash flows from financing activities
      Expenses of asset sale                                (       590  )                       0
      Loans to related parties                              (    46,048  )              (    1,977  )
      Proceeds from borrowings                                  387,314                          0
      Repayment of debt                                     (     4,445  )              (    9,375  )
                                                              ---------                 ----------

Net cash provided (used) by financing activities            (   336,231  )              (   11,352  )
                                                              ---------                 ----------

Net increase (decrease) in cash                             (    22,859  )                  13,799

Cash at beginning of period                                      47,651                     33,840
                                                              ---------                 ----------

Cash at end of period                                       $    24,792              $      47,639
                                                              =========                 ==========

Supplemental disclosure of cash flow information:

      Interest expense                                      $    28,699              $      22,017
                                                              =========                 ==========

      Income taxes                                          $         0              $           0
                                                              =========                 ==========

Supplemental schedule of noncash investing and financing activities:

      Conversion of related party debt to common stock      $   500,000              $           0
                                                                =======                 ==========

      Receipt of note receivable on sale of property        $   959,637              $           0
                                                                =======                 ==========

      Assumption of mortgage on sale of property            $   440,363              $           0
                                                                =======                 ==========


           See accompanying notes to consolidated financial statements

                   AM-PAC INTERNATIONAL, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 1997

1.   INTERIM PRESENTATION

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The June 30, 1997 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and footnotes thereto included in the Company's report on Form 10-KSB for the year ended December 31, 1996. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

2.   RELATED PARTY TRANSACTIONS - SALE AND LEASEBACK OF ASSETS

     On June 29, 1997, the Company sold the real estate, including all land and premises, housing the Company's HeadlightZ restaurant to JT Investments Ltd., an entity controlled by Thomas Tedrow, the President and a controlling shareholder of the Company, and Jeffrey Martin who may be deemed a controlling shareholder of the Company. The sale price of the property was $1.4 million, consisting of assumption of a first mortgage on the property in the amount of $440,363 and a note payable in the amount of $959,637 due June 29, 1999 with interest at 8%.

     The Company recorded a gain of $1,130,588 on the sale of the property.

     Simultaneous with the sale of the property, the Company's subsidiary, HeadlightZ of Orlando, Inc., and JT Investments entered into a lease pursuant to which the Company will lease the property through July 1, 2002 for $8,000 per month. The Company is also responsible for all operating expenses with respect to the property.

3.   SHAREHOLDERS' EQUITY

     During the six months ended June 30, 1997, the Company issued 500,000 shares of common stock in satisfaction of notes payable to related parties totaling $500,000.

4.   CONTINGENCIES

     In connection with the sale of the Company's HeadlightZ property, the purchaser assumed a first mortgage on such property in the amount of $440,363. The Company did not obtain a release of liability on the first mortgage at the time of sale. Accordingly, the Company may be liable for any deficiency in the event of a default on the mortgage.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-QSB contains forward looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward looking statements.

Results of Operations - Six months ended June 30, 1997 compared to the six months ended June 30, 1996.

     Revenues. Revenues for the six months ended June 30, 1997 increased by $152,223 or 180.9% to $236,368 from $84,145 for the six months ended June 30, 1996. This increase resulted from an increase in sales (from $720 in 1996 to $138,789 in 1997) attributable to the Company's acquisition of HeadlightZ and an increase in franchise fees ($32,904 in 1996 to $96,546 in 1997) attributable to the resumption of royalty payments by the Company's largest franchisee following resolution of a dispute with the franchisee, which increases were partially offset by reductions in commissions, rental and interest income.

     Cost of Sales. Cost of sales for the six months ended June 30, 1997 were $47,724. There were no cost of sales for the six months ended June 30, 1996 because the Company's restaurant was not in operation during this period in 1996.

     Rental Property Expense. There was no rental property expense for the six months ended June 30, 1997 while rental property expense totaled $38,396 for the six months ended June 30, 1996. This decrease in rental property expense resulted from the Company purchasing the operation of the entity to which it had previously been paying rent and cancelling the lease.

     General and Administrative Expense. General and administrative expenses for the six months ended June 30, 1997 increased by $430,348 or 1,726.4% to $455,276 from $24,928 for the six months ended June 30, 1996. This increase resulted from the hiring of additional employees, increased professional fees and pre-opening expenses associated with the renovation of the Florida restaurant.

     Gain on Sale of Assets. During the quarter ended June 30, 1997, the Company sold the real estate, including all land and premises, housing the Company's HeadlightZ restaurant to JT Investments Ltd., an entity controlled by Thomas Tedrow, the President and a controlling shareholder of the Company, and Jeffrey Martin who may be deemed a controlling shareholder of the Company. The sale price of the property was $1.4 million, consisting of assumption of a first mortgage on the property in the amount of $440,363 and a note payable in the amount of $959,637 due June 29, 1999 with interest at 8%. The Company recorded a gain of $1,130,588 on the sale of the property.

     Simultaneous with the sale of the property, the Company's subsidiary, HeadlightZ of Orlando, Inc., and JT Investments entered into a lease pursuant to which the Company will lease the property through July 1, 2002 for $8,000 per month. The Company is also responsible for all operating expenses with respect to the property.

Changes in Financial Condition, Liquidity and Capital Resource.

     For the past twelve months, the Company has funded its operations and capital requirements with loans from related parties. As of June 30, 1997, the Company had cash of $24,792 and a deficiency of working capital of $160,717.

     Net cash generated from operating activities decreased to $(218,492) from $25,151 for the six months ended June 30, 1997 and 1996 respectively. The decrease resulted from a loss from operations, and an increase in receivables and inventory, and a decrease in accounts payable which was offset by the sole of property for a promissory note.

     Net cash used in investing activities increased to $140,598 from $0 for the six months ended June 30, 1997 and 1996, respectively. This increase resulted from the purchase of equipment and construction of leasehold improvements at the Company's Florida restaurant.

     Net cash provided by financing activities increased to $336,231 from $(11,352) for the six months ended June 30, 1997 and 1996, respectively. This increase in cash provided is entirely attributable to borrowing from related parties. During the six months ended June 30, 1997, the Company converted $500,000 of loans from related parties into 500,000 shares of common stock.

     At June 30, 1997, the Company had long-term debt of $1,773. The mortgage on the Company's HeadlightZ restaurant property, totaling $440,363, was assumed by a related party in connection with the sale of the property. The Company did not obtain a release on such mortgage and remains contingently liable on said mortgage.

     During the quarter ended June 30, 1997, the Company sold the property which houses the Florida restaurant and leased the facility for 5 years. Under the terms of the lease, the Company is obligated to make annual payments of $96,000.

     The Company has limited financial resources and continues to operate at a loss. In order to fund continued operations, the Company will require continuing loans from affiliates or new equity investment or other financing until such time as the Company can increase its restaurant and franchise revenues to a level sufficient to support the Company's overhead and other capital needs. The Company is presently involved in efforts to place $2,000,000 of its common stock. With these proceeds, the Company believes that it will have sufficient working capital for the next twelve months.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.1 Agreement to Sell Real Estate

          10.2 Real Estate Lease

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         AM-PAC INTERNATIONAL, INC.


Date: November 6, 1997                   By:   /s/ Thomas Tedrow
                                            ------------------------------------
                                            Thomas Tedrow
                                            Chief Executive Officer


Date: November 6, 1997                   By:   /s/ Michael J. Martella
                                            ------------------------------------
                                            Michael J. Martella
                                            Chief Financial Officer