Form 10QSB
period 1997-09-30
AM PAC INTERNATIONAL INC
filed 1997-11-21
CIK 802523

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from          to          .
                                        ----------  ----------


                           Commission File No. 33-8964


                           AM-PAC INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Nevada                                        16-1260971
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                      431 East Central Boulevard, Suite 900
                             Orlando, Florida 32801
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (407) 841-1350
                            --------------------------
                           (Issuer's telephone number)


(Former name, former address and former fiscal year, if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---  ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

            Class                Shares Outstanding                 Date
     -----------------------     ------------------          ----------------
     Common, $.001 par value         8,315,547               November 1, 1997

                           AM-PAC INTERNATIONAL, INC.

                                      INDEX


                                                                         Page
                                                                        Number
                                                                        ------

PART I - FINANCIAL INFORMATION

     Item 1.Financial Statements

          Consolidated Balance Sheets - September 30, 1997
          and December 31, 1996........................................    3

          Consolidated Statements of Operations - For the three
          months and nine months ended September 30, 1997 and 1996.....    4

          Consolidated Statements of Cash Flows - For the nine months
          ended September 30, 1997 and 1996 ...........................    5

          Notes to Consolidated Financial Statements...................    6

     Item 2.Management's  Discussion  and  Analysis of Financial
            Condition  and Results of Operations........................   7

PART II - OTHER INFORMATION............................................    8

SIGNATURES.............................................................    9

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   AM-PAC INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                            ASSETS

                                                   September 30,         December 31,
                                                        1997                 1996
                                                   -------------        -------------
CURRENT ASSETS:
     Cash                                          $      3,195         $     47,651
     Inventory                                           20,568                    0
     Prepaid expenses                                     1,179                    0
     Employee advance                                       100                    0
                                                     ----------          -----------
           Total current assets                          25,042               47,651

PROPERTY AND EQUIPMENT
     Buildings and improvements                         164,917              171,614
     Land and improvements                                    0              204,841
     Furniture and equipment                             94,971                2,000
        Less accumulated depreciation                 (  10,711)           (  103,313 )
                                                       ---------             --------
     Net property and equipment                         249,177              275,142

OTHER ASSETS
     Escrow deposits                                     16,562                6,228
     Loan receivable - stockholder                      237,847              238,398
     Related party receivable                            43,123                    0
     Organizational costs, net                            1,522                1,837
     Note receivable - related party                    978,830                    0
                                                      ----------        -------------
        Total other assets                            1,277,884              246,463
                                                      ---------             --------

Total assets                                      $   1,552,103         $    569,256
                                                      =========              =======

                              LIABILITY AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                             $      40,745         $    111,287
     Other liabilities                                   13,103               22,915
     Current portion long term debt                           0                9,075
                                                      -------------       ----------
        Total current liabilities                        53,848              143,277

LONG TERM DEBT
     Mortgage payable                                         0              435,719
     Loans payable - related party                      230,593              114,459
                                                      ---------             --------
        Total long-term debt                            230,593              550,178
                                                      ---------             --------
        Total liabilities                               284,441              693,455
STOCKHOLDERS' EQUITY:
     Common Stock; $.001 par value; 149,000,000
      shares authorized, 8,315,547 and 7,740,547
      shares issued and outstanding respectively,         8,316                7,740
     Additional paid in capital                       1,613,673              973,058
     Accumulated deficit                              ( 354,327)          (1,104,997 )
                                                       ---------            ---------
     Total stockholders' equity (deficit)             1,267,662           (  124,199)
                                                      ---------             ----------

Total liabilities and stockholder equity          $   1,552,103          $   569,256
                                                      =========            ==========


           See accompanying notes to consolidated financial statements

                         AM-PAC INTERNATIONAL, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (Unaudited)

                                      For the three months ended   For the nine months ended
                                             September 30,               September 30,
                                      --------------------------   -------------------------
                                          1997          1996          1997          1996
                                          ----          ----          ----          ----
Revenue:

     Sales                           $   102,474     $       0     $  241,263    $     720
     Franchise fees                       14,785        10,204        111,331       43,108
     Commissions                            (50)             0             63        7,333
     Rental property income                  462        21,450          1,382       64,350
     Interest income, net                 19,195             0         19,219          288
                                         -----------  ------------   ---------   ----------

         Total revenue                   136,866        31,654        373,258      115,799

Costs and expenses:

     Cost of sales                        23,185             0         70,909            0
     Rental property expenses                  0        19,198              0       57,594
     Operating, general and
      administrative expenses            226,956        51,267        682,256       76,195
                                         ---------    --------       --------      --------

     Total costs and expenses             250,141       70,465        753,165       133,789
                                         --------     --------       --------      --------

     Net income (loss) from operations ( 113,275)     ( 38,811)      (379,907  )   ( 17,990)

     Gain on sale of property                  0             0      1,130,588             0
                                         --------     ---------     ---------      ---------

     Net income (loss) before taxes    ( 113,275  )   ( 38,811)       750,681      ( 17,990)

     Provision for income taxes                0             0              0             0
                                         --------     --------      ---------      ---------

     Net income                      $ ( 113,275  )  $ ( 38,811)    $ 750,681      $(17,990)
                                      ==========       ========      ========       =======

     Net income per share            $     ( .01)    $    ( .01)    $     .09      $  ( .00)
                                      ===========      ========     =========      ========

     Average weighted number
       of shares outstanding           8,265,547      2,580,182     8,081,991      4,629,436
                                      ==========     ==========     ==========     ==========


           See accompanying notes to consolidated financial statements

                   AM-PAC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                               For the Nine Months Ended September 30,
                                               ---------------------------------------
                                                    1997                     1996
                                               --------------         ----------------
Cash flows from operating activities
     Net income (loss)                         $   750,681            $ (  17,990 )
     Adjustments to reconcile net
        cash provided (used) by
        operating activities
          Depreciation and amortization             15,346                  6,020
          (Increase)/decrease in prepaids        (  11,512  )           (   9,587 )
          (Increase)/decrease in inventory       (  20,568  )           (       0 )
          (Increase)/decrease in receivable          ( 100  )               7,175
          Increase/(decrease) in accounts
           payable                                  70,649              (   1,725 )
          Increase/(decrease) in other
           current liabilities                   (   9,811  )                  61
          Gain on sale of property              (1,130,588 )                    0
          Increase in income accrual           (    19,192)
                                                ----------
Net cash provided (used) by operating
 activities                                      ( 355,095  )           (  16,046 )

Cash flows from investing activities
     Purchase of equipment and leasehold
      improvements                               ( 257,888  )                   0
     Collection on related party receivable          3,476                      0
                                                 ----------             ---------
Net cash provided (used) by investing
 activities                                      ( 254,412  )                   0

Cash flows from financing activities
     Expenses of asset sale                      (     590  )                   0
     Loans to related parties                    (  46,048  )           (   6,201 )
     Proceeds from related party borrowings        616,134                      0
     Repayment of debt                           (   4,445  )           (   9,375 )
                                                  ---------               -------
Net cash provided (used) by financing activities ( 565,051  )           (  15,576 )
                                                   -------                 ------
Net increase (decrease) in cash                  (  44,456  )           (  31,622 )

Cash at beginning of period                         47,651                 34,040
                                                    ------                 ------
Cash at end of period                            $   3,195              $   2,418
                                                  ========               ========
Supplemental disclosure of cash flow
 information:
     Interest expense                            $  31,437              $  33,025
                                                   =======                =======
     Income taxes                                $       0              $       0
                                                  ========              =========

Supplemental schedule of noncash investing and financing activities:

     Conversion of accounts payable to common
      stock                                        141,191            $          0
                                                   =======              ==========
     Conversion of related party debt to common
      stock                                        500,000            $          0
                                                   =======              ==========
     Receipt of note receivable on sale of
      property                                     959,637            $          0
                                                   =======              ==========
     Assumption of mortgage on sale of property  $ 440,363            $          0
                                                   =======              ==========


           See accompanying notes to consolidated financial statements

                   AM-PAC INTERNATIONAL, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

1.   INTERIM PRESENTATION

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1996 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and footnotes thereto included in the Company's report on Form 10-KSB for the year ended December 31, 1996. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

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

3.   SHAREHOLDERS' EQUITY

     During the nine months ended September 30, 1997, the Company issued 500,000 shares of common stock in satisfaction of notes payable to related parties totaling $500,000 and issued 75,000 shares of common stock in satisfaction of accounts payable totaling $141,191.

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

Results of Operations - Nine months ended September 30, 1997 compared to the nine months ended September 30, 1996.

     Revenues. Revenues for the nine months ended September 30, 1997 increased by $257,459 or 222.3% to $375,258 from $115,799 for the nine months ended September 30, 1996. This increase resulted from an increase in sales (from $720 in 1996 to $241,263 in 1997) attributable to the Company's acquisition of HeadlightZ and an increase in franchise fees ($43,108 in 1996 to $111,331 in 1997) attributable to a one-time payment of $75,000 in connection with the establishment of a Captain Tony's franchise in Utah, which increases were partially offset by reductions in commissions, rental and interest income. The decrease in rental income from $64,350 in 1996 to $1,382 in 1997 was attributable to the termination of a lease agreement pursuant to which the Company leased the premises housing the Company's HeadlightZ restaurant to the former operator of such restaurant pending the Company's acquisition of a liquor license. After obtaining a liquor license, the lease of the premises to the former operator was terminated and the Company took over operation of the restaurant.

     Cost of Sales.Cost of sales for the nine months ended September 30, 1997 were $70,909. There were no cost of sales for the nine months ended September 30, 1996 because the Company's restaurant was not in operation during this period in 1996.

     Rental Property Expense. There was no rental property expense for the nine months ended September 30, 1997 while rental property expense totaled $57,594 for the nine months ended September 30, 1996. This decrease in rental property expense resulted from the termination of the lease from Company to the former operator of the restaurant located at the HeadlightZ site, as described above.

     General and Administrative Expense. General and administrative expenses for the nine months ended September 30, 1997 increased by $606,061 or 795.4% to $682,256 from $76,195 for the nine months ended September 30, 1996. This increase resulted from the hiring of additional employees, increased professional fees and pre-opening expenses associated with the renovation and opening of the Florida restaurant.

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

Changes in Financial Condition, Liquidity and Capital Resource.

     For the past twelve months, the Company has funded its operations and capital requirements with loans from related parties. As of September 30, 1997, the Company had cash of $3,195 and a deficiency of working capital of $28,806.

     Net cash used in operating activities increased to $355,095 from $16,046 for the nine months ended September 30, 1997 and 1996 respectively. The increase resulted from the sale of property for a promissory note which more than offset the reported net income for the period.

     Net cash used in investing activities increased to $254,412 from $0 for the nine months ended September 30, 1997 and 1996, respectively. This increase resulted from the purchase of equipment and construction of leasehold improvements at the Company's Florida restaurant.

     Net cash provided by financing activities increased to $565,051 from $(15,576) for the nine months ended September 30, 1997 and 1996, respectively. This increase in cash provided is entirely attributable to borrowing from related parties. During the nine months ended September 30, 1997, the Company converted $500,000 of loans from related parties into 500,000 shares of common stock and the Company converted $141,191 of legal fees payable into 75,000 shares of common stock.

     At September 30, 1997, the Company had long-term debt of $230,593. The mortgage on the Company's HeadlightZ restaurant property, totaling $440,363, was assumed by a related party in connection with the sale of the property. The Company did not obtain a release on such mortgage and remains contingently liable on said mortgage.

     During the quarter ended June 30, 1997, the Company sold the property which houses the Florida restaurant and leased the facility for 5 years. Under the terms of the lease, the Company is obligated to make annual payments of $96,000.

     The Company has limited financial resources and continues to operate at a loss. In order to fund continued operations, the Company will require continuing loans from affiliates or new equity investment or other financing until such time as the Company can increase its restaurant and franchise revenues to a level sufficient to support the Company's overhead and other capital needs. Unless the affiliates are willing to make additional loans or the Company is able to secure additional financing from other sources, the Company will not have sufficient capital to carry on its operations for the next twelve months. Management is presently evaluating various options for financing future operations but, as of the date of this report, has received no commitments to provide necessary financing.

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


                                            AM-PAC INTERNATIONAL, INC.


Date: November 20, 1997                     By:  /s/ Thomas Tedrow
                                               ---------------------------------
                                                Thomas Tedrow
                                                Chief Executive Officer


Date: November 20, 1997                     By:  /s/ Michael J. Martella
                                               ---------------------------------
                                                Michael J. Martella
                                                Chief Financial Officer