Form 10QSB/A
period 1997-06-30
AM PAC INTERNATIONAL INC
filed 1998-09-23
CIK 802523

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from        to       .
                                                 -------   ------


                           Commission File No. 33-8964


                           AM-PAC INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Nevada                                           16-1260971
--------------------------------              ----------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)



                                1110 Palmer Ave.
                           Winter Park, Florida 32789
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (407) 718-8244
                             -----------------------
                           (Issuer's telephone number)


                      431 East Central Boulevard, Suite 900
                             Orlando, Florida 32801
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---  ---

     As of August 1, 1998, 8,720,222 shares of Common Stock of the issuer were outstanding.

                           AM-PAC INTERNATIONAL, INC.

                                      INDEX


                                                                          Page
                                                                         Number
                                                                         -------
PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Consolidated Balance Sheets - June 30, 1997
           and December 31, 1996...........................................  3
          Consolidated Statements of Operations - For the six months ended June 30, 1997 and 1996....................................  4

          Consolidated Statements of Cash Flows - For the three months and  six months ended June 30, 1997 and 1996 ...................  5

          Notes to Consolidated Financial Statements.......................  6

 Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................  7

PART II - OTHER INFORMATION................................................  9

SIGNATURES.................................................................  9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   AM-PAC INTERNATIONAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                     ASSETS

                                                      June 30,      December 31,
                                                       1997            1996
                                                     ---------     -------------
CURRENT ASSETS:
      Cash                                           $  24,792      $  47,651
      Inventory                                         17,387              0
      Prepaid expenses                                   2,358              0
                                                      --------       --------
         Total current assets                           44,537         47,651
PROPERTY AND EQUIPMENT
      Buildings and improvements                       281,194        171,614
      Land and improvements                            204,841        204,841
      Furniture and equipment                           33,185          2,000
         Less accumulated depreciation                (110,644)      (103,313)
                                                      --------       --------
      Net property and equipment                       408,576        275,142

OTHER ASSETS
      Escrow deposits                                   16,562          6,228
      Loan receivable - stockholder                    237,847        238,398
      Related party receivable                          46,599              0
      Organizational costs, net                          1,627          1,837
         Total other assets                            302,635        246,463
                                                      --------       --------
Total assets                                         $ 755,748      $ 569,256
                                                      ========       ========
                       LIABILITY AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                     $ 191,744      $ 111,287
Other liabilities                                       13,511         22,915
Current portion long term debt                          18,801          9,075
                                                      --------       --------
         Total current liabilities                     224,056        143,277

LONG TERM DEBT
Mortgage payable                                       421,563        435,719
Loans payable - related party                            7,449        114,459
                                                      --------       --------
         Total long-term debt                          429,012        550,178
         Total liabilities                             653,068        693,455
STOCKHOLDERS' EQUITY:
Common Stock; $.001 par value; 149,000,000 shares
         authorized, 8,240,547 and 7,740,547 shares issued
         and outstanding respectively,                   8,240          7,740
Additional paid in capital                           1,472,558        973,058
Accumulated deficit                                 (1,378,118)    (1,104,997)
                                                    -----------    -----------
           Total stockholders' equity (deficit)        102,680       (124,199)
                                                    -----------    -----------
Total liabilities and stockholder equity             $ 755,748      $ 569,256
                                                    ==========     ===========


           See accompanying notes to consolidated financial statements

                   AM-PAC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                              For the three months ended        For the six months ended
                                                       June 30,                         June 30,
                                             ----------------------------      -------------------------
                                                1997             1996             1997           1996
                                             -----------      -----------      -----------     ---------

Revenue:

 Sales                                       $  58,637        $    720          $  138,789      $   720
Franchise fees                                  85,488          17,339              96,546       32,904
Commissions                                          0           7,333                 113        7,333
Rental property income                             920          21,450                 920       42,900
Interest income, net                                25             288                  25          288

      Total revenue                            145,070          47,130             236,393       84,145

Costs and expenses:

Cost of sales                                  24,981               0               47,724            0
Rental property expenses                            0          19,741                    0       38,396
General and administrative expenses           207,381          14,884              461,777       24,928

Total costs and expenses                      232,362          34,625              509,501       63,324

Net income (loss) from operations             (87,292)         12,505             (273,108)      20,821

Net income per share                         $  (.011)        $  .002            $   (.034)      $ .007

Average weighted number
    of shares outstanding                   8,240,547       5,407,214             7,990,547   3,073,880



          See accompanying notes to consolidated financial statements

                   AM-PAC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                 For the Six Months Ended June 30,
                                                                    1997                   1996
                                                                 -----------            ----------


Cash flows from operating activities
      Net income (loss)                                         $  (273,108)            $ 20,821
      Adjustments to reconcile net
         cash provided (used) by
         operating activities
             Depreciation                                             7,375                3,943
             Increase in prepaids                                   (12,691)              (9,587)
             Increase in inventory                                  (17,387)                  (0)
             Decrease in receivable                                       0                7,175
             Increase in accounts payable                            80,457                2,040
             Increase (decrease) in other current liabilities        (9,404)                 759

Net cash provided (used) by operating activities                   (224,758)              25,151

Cash flows from investing activities
      Purchase of equipment and leasehold improvements             (140,598)                   0
                                                                   ---------            ---------
Net cash provided (used) by investing activities                   (140,598)                   0

Cash flows from financing activities
      Loans to related parties                                      (46,048)              (1,977)
      Proceeds from borrowings                                      392,990                    0
      Repayment of debt                                              (4,445)              (9,375)
                                                                   ---------            ---------
Net cash provided (used) by financing activities                    342,497              (11,352)
                                                                   ---------            ---------
Net increase (decrease) in cash                                     (22,859)              13,799

Cash at beginning of period                                          47,651               33,840
                                                                   ---------            ---------
Cash at end of period                                          $     24,792            $  47,639
                                                                   =========            =========
Supplemental disclosure of cash flow information:
      Interest expense                                               33,991               22,017
                                                                   =========            =========
      Income taxes                                                        0                    0
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

2.   Related Party Transactions

     The Company and JT Investments, Ltd., an entity controlled by Thomas Tedrow, the President and a controlling shareholder of the Company and Jeffery Martin who may be deemed a controlling shareholder of the Company agreed to mutually rescind the agreement to sell real estate housing the Company's Headlightz restaurant. Simultaneous with the recision of the sale of real property, the Company's subsidiary, Headlightz of Orlando, Inc. and JT Investments, Ltd. rescinded the lease of the restaurant.

3.   Subsequent Events

     Effective after the close of business on December 31, 1997, the Company transferred ownership of 100% of the outstanding shares of all of its subsidiaries to Forbes Investments, Ltd. ("Forbes"), a British Virgin Islands company owned by Jeffrey Martin, a controlling stockholder of the Company, in exchange for 800,000 shares of the Company's common stock owned by Forbes.

     Because most of the Company's assets and liabilities are owned by the subsidiaries the effect of this transaction is to increase the Company's net worth by $20,057. No independent valuation of the assets transferred was obtained by the Company.

     In May 1998, effective after the close of business December 31, 1997, the Company agreed to acquire 100% of the outstanding common stock of Sun East International Holdings Ltd., a Caymen Islands corporation with its headquarters in Hong Kong.

     Under the terms of the agreement, the Company will issue between 12,500,000 shares and 15,000,000 shares of common stock for 100% of Sun East's common stock. The number of shares issued will depend upon Sun East's net income for the year ended December 31, 1997 as reported in Sun East's 1997 audited financial statements.

     At the time of closing, the Company will have no assets or liabilities and will have reduced its issued and outstanding common stock to 3,000,000 shares. To achieve this, the Company's controlling stockholders will return 5,715,547 shares to the Company and will receive the Company's remaining assets and assume the Company's remaining liabilities. Pursuant to the exchange agreement, all outstanding warrants have been retired.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-QSB contains forward looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward looking statements.

Results of Operations - Three months ended June 30, 1997 compared to the three months ended June 30, 1996.

Revenues. Revenues for the three months ended June 30, 1997 increased by $97,940 or 207.8% to $145,070 from $47,130 for the three months ended June 30, 1996. This increase resulted from an increase in sales at the Company's restaurant and an increase in franchise fees which were partially offset by reductions in commissions, rental and interest income.

Cost of Sales. Cost of sales for the three months ended June 30, 1997 were $24,981. There were no cost of sales for the three months ended June 30, 1996 as the Company's restaurant was not in operation during this period in 1996.

Rental Property Expense. There was no rental property expense for the three months ended June 30, 1997 while rental property expense totalled $19,741 for the three months ended June 30, 1996. This decrease in rental property expense resulted from the Company purchasing the operations of the entity to which it had previously been paying rent and cancelling the lease.

General and Administrative Expense. General and administrative expenses for the three months ended June 30, 1997 increased by $192,497 or 1,293.3% to $207,381 from $14,884 for the three months ended June 30, 1996. This increase resulted from the hiring of additional employees, increased professional fees and pre-opening expenses associated with the renovation of the Florida restaurant.

Results of Operations - Six months ended June 30, 1997 compared to the six months ended June 30, 1996.

Revenues. Revenues for the six months ended June 30, 1997 increased by $152,248 or 180.9% to $236,393 from $84,145 for the six months ended June 30, 1996. This increase resulted from an increase in sales at the Company's restaurant and an increase in franchise fees which were partially offset by reductions in commissions, rental and interest income.

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

General and Administrative Expense. General and administrative expenses for the six months ended June 30, 1997 increased by $436,849 or 1,752.4% to $461,777 from $24,928 for the six months ended June 30, 1996. This increase resulted from the hiring of additional employees, increased professional fees and pre-opening expenses associated with the renovation of the Florida restaurant.

Changes in Financial Condition, Liquidity and Capital Resource.

     For the past twelve months, the Company has funded its operations and capital requirements with loans from related parties. As of June 30, 1997, the Company had cash of $24,792 and a deficiency of working capital of $179,519.

     Net cash generated from operating activities decreased to $(224,758) from $25,151 for the six months ended June 30, 1997 and 1996 respectively. The decrease resulted from a loss from operations, and an increase in receivables and inventory, and a decrease in accounts payable which was offset by the sole of property for a promissory note.

     Net cash used in investing activities increased to $140,598 from 0 for the six months ended June 30, 1997 and 1996, respectively. This increase resulted from the purchase of equipment and construction of leasehold improvements at the Company's Florida restaurant.

     Net cash provided by financing activities increased to $342,497 from $(11,352) for the six months ended June 30, 1997 and 1996, respectively. This increase in cash provided is entirely attributable to borrowing from related parties.

     At June 30, 1997, the Company had long-term debt of $429,012.

     Effective after the close of business on December 31, 1997 the Company transferred ownership of 100% of the outstanding shares of all of its subsidiaries to Forbes Investments, Ltd. ("Forbes") a British Virgin Islands company owned by Jeffrey Martin, a controlling stockholder of the Company, in exchange for 800,000 shares of the Company's common stock owned by Forbes.

     Because most of the Company's assets and liabilities are owned by the subsidiaries the effect of this transaction is to increase the Company's net worth by $20,057. No independent valuation of the assets transferred was obtained by the Company.

     In May 1998, effective after the close of business December 31, 1997, the Company agreed to acquire 100% of the outstanding common stock of Sun East International Holdings, Ltd., a Caymen Islands corporation with its headquarters in Hong Kong.

     Under the terms of the agreement, the Company will issue between 12,500,000 shares and 15,000,000 shares of common stock for 100% of Sun East's common stock. The number of shares issued will depend upon Sun East's net income for the year ended December 31, 1997 as reported in Sun East's 1997 audited financial statements.

     At the time of closing, the Company will have no assets or liabilities and will have reduced its issued and outstanding common stock to 3,000,000 shares. To achieve this, the Company's controlling stockholders will return 5,715,547 shares to the Company and will receive the Company's remaining assets and assume the Company's remaining liabilities.

                           PART II - OTHER INFORMATION

ITEM 3. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               2.1  Exchange Agreement with Forbes Investments, Ltd.

               2.2  Exchange   Agreement  with  the  shareholders  of  Sun  East
                    International Holdings, Ltd. (1)

               27.1 Financial Data Schedule

           (b)    Reports on Form 8-K
                  None

___________________

(1) Incorporated by reference to the respective exhibits filed with the Registrant's Report on Form 8-K dated May 7, 1998.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        AM-PAC INTERNATIONAL, INC.


Date: September 23, 1998                By: /s/ Thomas Tedrow
                                           ---------------------------------
                                             Thomas Tedrow
                                             Chief Executive Officer


Date: September 23, 1998                By: /s/ Michael Martella
                                           ---------------------------------
                                             Michael Martella
                                             Chief Financial Officer