Form 10QSB/A
period 1997-09-30
AM PAC INTERNATIONAL INC
filed 1998-09-23
CIK 802523

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________.

                         Commission File Number 33-8964

                           AM-PAC INTERNATIONAL, INC.
          ------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



          Nevada                                       16-1260971
-----------------------------              ------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or jurisdiction)


                  1110 Palmer Ave., Winter Park, Florida 32789
                  ---------------------------------------------
                    (Address of principal executive offices)


                                 (407) 718-8244
                            -------------------------
                           (Issuer's telephone number)


          431 East Central Boulevard, Suite 900, Orlando, Florida 32801
         --------------------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No
                          ----   ----

     As of August 1, 1998, 8,720,222 shares of common stock of the issuer were outstanding.

                           AM-PAC INTERNATIONAL, INC.
                                      INDEX
                                                                          Page
                                                                         -------
PART I - FINANCIAL INFORMATION
  ITEM 1.     Financial Statements

             Consolidated Balance Sheets - September 30, 1997
             and December 31, 1996........................................  3

             Consolidated Statements of Operations - for the three and
               months ended September 30, 1997 and 1996...................  5

             Consolidated Statements of Cash Flows  -for the nine months ended September 30, 1997 and 1996..........................  6

             Notes to Consolidated Financial Statements...................  7

  ITEM 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................  8

PART II - OTHER INFORMATION ..............................................  8


       Signatures ........................................................  8

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   AM-PAC INTERNATIONAL, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                          September 30,       December 31,
                                                              1997               1996
                                                        ---------------     ---------------

CURRENT ASSETS:
Cash                                                            $ 3,195          $ 47,651
Inventory                                                        20,568                 0
Prepaid expenses                                                  1,179                 0
Employee advance                                                    100                 0
                                                        ----------------   ---------------
                                                                 25,042            47,651
PROPERTY AND EQUIPMENT
Buildings and improvements                                      336,531           171,614
Land and improvements                                           204,841           204,841
Furniture and equipment                                          94,971             2,000
                                                        ----------------   ---------------
                                                                636,343           378,455
Less accumulated depreciation                                  (120,503)         (103,313)
                                                        ----------------   ---------------
Net property and equipment                                      515,840           275,142
OTHER ASSETS
Escrow deposits                                                  20,905             6,228
Loan receivable - stockholder                                   237,847           238,398
Related party receivable                                         43,123                 0
Organizational costs - net                                        1,522             1,837
                                                        ----------------   ---------------
Total other assets                                              303,397           246,463
Total assets                                                  $ 844,279         $ 569,256
                                                        ================   ===============

                       LIABILITY AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable
Other liabilities                                              $ 33,666         $ 111,287
Current portion of long term debt                                13,103            22,915
                                                                  9,738             9,075
                                                         ---------------   ---------------
Total current liabilities                                        56,507           143,277
LONG TERM DEBT
Mortgages payable                                               428,333           435,719
Loans payable - related party                                   236,269           114,459
                                                         ---------------   ---------------
Total long term debt                                            664,602           550,178
                                                         ---------------   ---------------
Total liabilities                                               721,109           693,455
                                                         ---------------   ---------------
STOCKHOLDERS'  EQUITY:
Common stock, $.001 par value, 149,000,000
shares authorized, 8,315,547 shares and 7,740,547
shares issued and outstanding, respectively                       8,316             7,740
Additional paid in capital                                    1,613,673           973,058
Accumulated deficit                                          (1,498,819)       (1,104,997)
                                                         ---------------   ---------------
Total stockholders' equity (deficit)                            123,170           124,199
                                                         ---------------   ---------------
Total liabilities and stockholder equity                      $ 844,279         $ 569,256
                                                         ===============   ===============


          See Accompanying Notes to Consolidated Financial Statements

                  AM-PAC INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      For the three months                For the nine months
                                                              ended                              ended
                                                          September 30,                      September 30,
                                                  ------------------------------     -------------------------------
                                                      1997             1996              1997             1996
                                                  -------------    -------------     -------------    --------------

Revenue
Sales                                                $ 102,474              $ 0         $ 241,263             $ 720
Franchise fees                                          14,785           10,204           111,331            43,108
Commissions                                                (50)               0                63             7,333
Rental property income                                     462           21,450             1,382            64,350
Interest income                                              0                0                25               288
                                                  -------------    -------------     -------------    --------------
Total revenue                                          117,671           31,654           354,064           115,799
Cost and expenses
Cost of sales                                           23,185                0            70,909                 0
Rental property expenses                                     0           19,198                 0            57,594
Operating, general and
administrative expenses                                215,188           51,267           676,965            76,195
                                                  -------------    -------------     -------------    --------------
Total costs and expenses                               238,373           70,465           747,874           133,789
                                                  -------------    -------------     -------------    --------------
Net income (loss) from operations                     (120,702)         (38,811)         (393,810)          (17,990)
Net income (loss) per share                            $ (.015)         $ (.015)          $ (.049)          $ (.004)
                                                  =============    =============     =============    ==============
    Average weighted number of shares                8,265,547        2,580,182         8,081,991         4,629,436
outstanding                                       =============    =============     =============    ==============


          See Accompanying Notes to Consolidated Financial Statements

                   AM-PAC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 For the nine months ended
                                                                                       September 30,
                                                                         --------------------------------------
                                                                                1997                  1996
                                                                         -------------------    ----------------

Cash flows from operating activities
Net income (loss)                                                               $ (393,810)        $ (17,990)
Adjustments to reconcile net cash
provided (used) by operating activities
Depreciation and amortization                                                       17,339             6,020
(Increase)/decrease in prepaids                                                    (11,512)           (9,587)
(Increase)/decrease in inventory                                                   (20,568)                0
(Increase)/decrease in receivable                                                     (100)             7,175
Increase/(decrease) in accounts payable                                             63,571             (1,725)
Increase/(decrease) in other current liabilities                                    (9,812)                61
Increase in escrow deposits                                                         (4,343)                 0
                                                                         -------------------    --------------
Net cash provided (used) by operating activities                                  (359,235)           (16,046)
Cash flows from investing activities
Purchase of equipment and leasehold improvements                                  (257,721)                 0
Collection on related party receivable                                               3,476                  0
                                                                         -------------------    --------------
Net cash provided (used) by investing activities                                  (254,245)                 0
Cash flows from financing activities
Loans to related parties                                                           (46,048)            (6,201)
Proceeds from related party borrowings                                             621,810                  0
Repayment of debt                                                                   (6,738)            (9,375)
                                                                         -------------------    --------------
Net cash provided (used) by financing activities                                   569,024            (15,576)
                                                                         -------------------    --------------
Net increase (decrease) in cash                                                    (44,456)           (31,622)
Cash at beginning of period                                                         47,651             34,040
                                                                         -------------------    --------------
Cash at end of period                                                              $ 3,195            $ 2,418
                                                                         ===================    ==============
Supplemental disclosure of cash flow information:
Interest expense                                                                  $ 47,521           $ 33,025
                                                                         ===================    ==============
Income taxes                                                                           $ 0                $ 0
                                                                         ===================    ==============
Supplemental schedule of noncash investing and financing activities:
Conversion of accounts payable to common stock                                    $141,191               $  0
                                                                         ===================    ==============
Conversion of related party debt to common stock                                  $500,000               $  0
                                                                         ===================    ==============



           See Accompanying Notes to Consolidated Financial Statements

                   AM-PAC INTERNATIONAL, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


1.   INTERIM PRESENTATION

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1996 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-KSB for the year ended December 31, 1996. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

2.   SHAREHOLDERS' EQUITY

     During the nine months ended September 30, 1997, the Company issued 500,000 shares of common stock in satisfaction of notes payable to related parties totaling $500,000 and issued 75,000 shares of common stock in satisfaction of accounts payable totaling $141,191.

3.   RELATED PARTY TRANSACTIONS

     The Company and JT Investments, Ltd. an entity controlled by Thomas Tedrow, the President and a controlling shareholder of the Company and Jeffrey Martin who may be deemed a controlling shareholder of the Company agreed to mutually rescind the Agreement to Sell Real Estate housing the Company's Headlightz restuarant. Simultaneous with the recission of the sale of real property. The Company's subsidiary, Headlightz of Orlando, Inc. and JT Investments, Ltd. rescind the lease of the restaraunt.

4.   SUBSEQUENT EVENTS

     Effective after the close of business on December 31, 1997 the Company transferred ownership of 100% of the outstanding shares of all of its subsidiaries to Forbes Investments, Ltd. ("Forbes") a British Virgin Islands company owned by a Jeffrey Martin , a controlling stockholder of the Company, in exchange for 800,000 shares of the Company's common stock owned by Forbes.

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

     Under the terms of the agreement, the Company will issue between 12,500,000 shares and 15,000,000 shares of common stock for 100% of Sun East's common stock. The number of shares issued will depend upon Sun East's net income for the year ended December 31, 1997 as reported in Sun East's 1997 audited financial statments.

     At the time of closing, the Company will have no assets or liabilities and will have reduced its issued and outstanding common stock to 3,000,000 shares. To achieve this, the Company's controlling stockholders will return 5,715,547 shares to the Company and will receive the Company's remaining assets and assume the Company's remaining liabilities.

     Pursuant to the exchange agreement all outstanding warrants have been retired.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-QSB/A contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward looking statements.

Results of Operations - Nine months ended September 30, 1997 compared to the nine months ended September 30, 1996.

     Revenues. Revenues for the nine months ended September 30, 1997 increased by $238,265 or 205.8% to $354,064 from $115,799 for the nine months ended September 30, 1996. This increase resulted from an increase in sales (from $720 in 1996 to $241,263 in 1997) attributable to the Company's acquisition of HeadlightZ and an increase in franchise fees ($43,108 in 1996 to $111,331 in 1997) attributable to a one-time payment of $75,000 in connection with the establishment of a Captain Tony's franchise in Utah, which increases were partially offset by reductions in commissions, rental and interest income. The decrease in rental income from $64,350 in 1996 to $1,382 in 1997 was attributable to the termination of a lease agreement pursuant to which the Company leased the premises housing the Company's HeadlightZ restaurant to the former operator of such restaurant pending the Company's acquisition of a liquor license. After obtaining a liquor license, the lease of the premises to the former operator was terminated and the Company took over operation of the restaurant.

     Cost of Sales. Cost of sales for the nine months ended September 30, 1997 were $70,909. There were no cost of sales for the nine months ended September 30, 1996 because the Company's restaurant was not in operation during this period in 1996.

     Rental Property Expense. There was no rental property expense for the nine months ended September 30, 1997 while rental property expense totalled $57,594 for the nine months ended September 30, 1996. This decrease in rental property expense resulted from the termination of the lease from Company to the former operator of the restaurant located at the HeadlightZ site, as described above.

     General and Administrative Expense. General and administrative expenses for the nine months ended September 30, 1997 increased by $600,770 or 788.5% to $676,965 from $76,195 for the nine months ended September 30, 1996. This increase resulted from the hiring of additional employees, increased professional fees and pre-opening expenses associated with the renovation and opening of the Florida restaurant.

     Changes in Financial Condition, Liquidity and Capital Resource. For the past twelve months, the Company has funded its operations and capital requirements with loans from related parties. As of September 30, 1997, the Company had cash of $3,195 and a deficiency of working capital of $31,465.

     Net cash used in operating activities increased to $359,235 from $16,046 for the nine months ended September 30, 1997 and 1996 respectively. The increase resulted from the sale of property for a promissory note which more than offset the reported net income for the period.

     Net cash used in investing activities increased to $257,721 from $0 for the nine months ended September 30, 1997 and 1996, respectively. This increase resulted from the purchase of equipment and construction of leasehold improvements at the Company's Florida restaurant.

     Net cash provided by financing activities increased to $569,024 from $(15,576) use in financing activities for the nine months ended September 30, 1997 and 1996, respectively. This increase in cash provided is entirely attributable to borrowing from related parties. During the nine months ended September 30, 1997, the Company converted $500,000 of loans from related parties into 500,000 shares of common stock and the Company converted $141,191 of legal fees payable into 75,000 shares of common stock.

     At September 30, 1997, the Company had long-term debt or $664,602 which includes the mortgage on the Company's HeadlightZ restaurant property, totaling $428,333.

     Effective after the close of business on December 31, 1997 the Company transferred ownership of 100% of the outstanding shares of all of its subsidiaries to Forbes Investments, Ltd. ("Forbes") a British Virgins Islands company owned by Jeffrey Martin, a controlling stockholder of the Company, in exchange for 800,000 shares of the Company's common stock owned by Forbes.

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

                           PART II - OTHER INFORMATION

ITEM 3. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          2.1  Exchange Agreement with Forbes Investments, Ltd. (1)

          2.2 Exchange Agreement with the shareholders of Sun East Internationa Holdings, Ltd. (2)

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K

          None

___________________

(1) Incorporated by reference to the respective exhibits filed with the Registrants 10-Q for the period ended June 30, 1997.

(2) Incorporated by reference to the respective exhibits filed with the Registrants Report on Form 8-K dated May 7, 1998.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   AM-PAC INTERNATIONAL, INC.


Date: September 23, 1998                        By: /s/ Thomas Tedrow
                                                  ------------------------------
                                                    Thomas Tedrow
                                                    Chief Executive Officer



Dated: September 23, 1998                       By: /s/ Michael Martella
                                                  ------------------------------
                                                    Michael Martella
                                                    Chief Financial Officer