Form 10KSB
period 1997-12-31
AM PAC INTERNATIONAL INC
filed 1998-11-20
CIK 802523

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
     ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                     For the period ended December 31, 1997

                           Commission File No. 33-8964

                           AM-PAC INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

            Nevada                                        16-1260971
--------------------------------                 -------------------------------
(State or other jurisdiction                     (I.R.S. Employer Identification
of incorporation or organization)                  Number)


                      431 East Central Boulevard, Ste. 900
                                Orlando, FL 32801
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Include Area Code:  (407) 841-1350

Securities Registered Pursuant to Section 12(b) of the Act:

      Title of Each Class              Name of Each Exchange on Which Registered
     ---------------------            ------------------------------------------
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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its most recent fiscal year were $533,902.

     As of October 31, 1998, 18,749,583 shares of common stock of the Registrant were outstanding. As of such date, the aggregate market value of the common stock held by non-affiliates, based on the average bid and asked price on the NASD Bulletin Board, was approximately $2,975,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive annual information statement to be filed within 120 days of the Registrant's fiscal year ended December 31, 1997 are incorporated by reference into Part III.

     Transitional Small Business Disclosure Format: Yes     No  X
                                                       ----   -----

                                TABLE OF CONTENTS

                                                                       Page
                                                                      ------
PART I

         ITEM 1.  DESCRIPTION OF BUSINESS..............................   1
         ITEM 2.  DESCRIPTION OF PROPERTIES............................   1
         ITEM 3.  LEGAL PROCEEDINGS ...................................   1
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS..................................   2

PART II

         ITEM 5.  MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS..........................   2
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.................   2
         ITEM 7.  FINANCIAL STATEMENTS.................................   4
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE...............   4

PART III

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT....................   5
         ITEM 10. EXECUTIVE COMPENSATION...............................   5
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT................................   5
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS.........................................   6
         ITEM 13. EXHIBITS AND REPORTS OF FORM
                   8-K.................................................   7

SIGNATURES.............................................................   8
FINANCIAL STATEMENT.................................................... F-1

                                     PART I


     This Form 10-KSB contains forward looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual result could differ materially from those set forth in the forward looking statements. Certain factors that might cause such a difference are the Company's ability to capitalize on diversification opportunities, manage its growth and achieve operating efficiencies. Although the Company believes that the forward looking statements contained herein are reasonable, it can give no assurance that the Company's expectations are correct. All forward looking statements are expressly qualified in their entirety by this cautionary statement and the risks and other factors detailed in the Company's other reports as filed with the Securities and Exchange Commissions.

ITEM 1.  DESCRIPTION OF BUSINESS

     The Company was originally incorporated in the State of New York of 1985 under the name of Captain Tony's Pizza, Inc. The Company was originally formed to own, operate and franchise restaurants under the name of Captain Tony Pizza & Pasta Emporium. In 1996, the Company changed its name to Am-Pac International, Inc. reincorporated in the State of Nevada, effected a 1:20 reverse stock split and began efforts to acquire various operating businesses. During 1997, the Company acquired various operations and subsequently disposed of substantially all of its operations. Effective as of the close of business on December 31, 1997, the Company acquired all of the outstanding stock of Sun East International Development Limited, a Cayman Island Company in exchange for 15,349,583 shares of common stock of the Company representing approximately 81.87% ownership of the Company following the exchange.

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

     During 1997, the Company also owned approximately 8 acres of real estate in Orlando, Florida. Part of this property is occupied by the Frat House, a restaurant and bar, the operating assets of which have been leased for two years by the Company.

ITEM 3.  LEGAL PROCEEDINGS

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     The Company's shares of common stock are traded on the NASDAQ Electronic Bulletin Board under the symbol AMPC. On October 31, 1998 the bid price for the Company's common stock was $.80 per share. However, the trading market in the Company's common stock is both limited and sporadic. The following table sets forth the high and low bid price per share of the Company's common stock for each quarterly period. All prices where appropriate have been adjusted to reflect the 1:20 reverse split following the Company's redomicile to Nevada and changing its name on October 4, 1996. These quotations reflect inter dealer prices without retail markup, mark down or commissions and may not represent actual transactions.

                                  1997                   1996
                                --------               --------
                            High        Low        High        Low
                           ------      -----      ------      -----
First Quarter             $ 4.00       $ 3.50    $ 1.60      $  .60
Second Quarter            $ 3.50       $ 3.00    $ 1.40      $  .60
Third Quarter             $ 3.25       $ 2.25    $ 5.00      $  .60
Fourth Quarter            $ 3.25       $ 2.50    $ 4.00      $ 1.25


Record Holders

     As of October 31, 1998 there were approximately 411 record owners of the common stock of the Company.

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

     During 1997, Am-Pac International, Inc. (the "Company") through its subsidiaries engaged in the franchising of pizza restaurants and operated a restaurant and bar in Orlando, Florida.

     The Company is the successor to Captain Tony's Pizza, Inc. a franchisor and operator of pizza establishments. During 1997, the Company had a total of nine franchisees, seven operating Captain Tony's restaurants in the United States and two in England. The Company ha no company owned stores. Revenue is earned from both an initial franchise fee and an ongoing royalty based on a percentage of sales.

     During 1997, the Company, leased certain operating assets of T&P Investments, Inc. a Florida corporation which operates a restaurant/bar in Orlando, Florida under the name "The Frat House". The land on which this facility is located was acquired by the Company and accounted for as a pooling of interest and therefore, the rental income expense for this property is included in income.

Results of Operations

     The following table sets forth for the periods indicated certain items from the Consolidated Statements of Income expressed as a percentage of net revenue.

                                                       Year Ended December 31,
                                                       ----------------------
                                                    1997                  1996
                                                   ------                ------
Sales                                               75.5%                   .5%
Franchise fees                                      24.3%                 32.2%
Commissions and other rental property income          .2%                 67.3%
Net revenue                                        100.0%                100.0%


Cost of sales                                       27.5%                    0%
Rental property expenses                               0%                 50.8%
General and administrative expenses                208.2%                171.9%


Net income                                        (135.8)%              (222.7)%


Year Ended December 31, 1997 Compared to Year Ended December 31, 1996.

Revenues: Revenues for the year ended December 31, 1997 totaled $533,902 compared to revenues of $150,136 for the corresponding period of the prior year. This increase in revenue is attributable to sales from the restaurant which did not exist in the corresponding period of the prior year an $81,000 increase in franchise fees which were partially offset by a $93,000 decrease in rental property income.

Cost of sales: The cost of sales the year ended December 31, 1997 totaled $147,075 compared to $0 for the corresponding period of the prior year. This increase resulted from the acquisition of the restaurant in Orlando, Florida during the current year.

Rental property expenses: Rental property expenses for the year ended December 31, 1997 totaled $0 compared to $76,246 for the corresponding period of the prior year. This decrease resulted from the elimination of rent during the fourth quarter of the prior year as the Company acquired the property.

Operating, general and administrative expenses: Operating, general and administrative expenses for the year ended December 31, 1997 totaled $1,111,691 compared to $258,100 for the corresponding period of the prior year. This increase resulted principally from the increased expenses associated with operating the restaurant in Orlando, Florida.

Net loss: The net loss for the year ended December 31, 1997 was $724,864 compared to a net loss of $184,210 for the corresponding period of the prior year. This increase in net loss is attributable to higher operating, general and administrative expenses.

Liquidity and Capital Resource

     At December 31, 1997, the Company had a working capital deficit of $48,617 and a cash balance of $25,458 compared to working capital deficit of $95,628 and a cash balance of $47,651 at December 31, 1997. The change in working capital is attributable to an increase in accounts payable resulting from the loss from operations.

     At December 31, 1997, the primary obligation of the Company consisted of two mortgage notes payable totaling $425,964 relating to the real estate acquisition and three loans payable to a shareholder a shareholder owned company of $438,261. One mortgage note has $382,635 and is collateralized by land and a commercial building. This note has an adjustable interest rate currently stated at 9.625%, requires monthly interest and principal payments of $3,666 and is due in June, 2017. The second mortgage note has a $53,667 principal balance as of December 31, 1997, carries a fixed interest rate of 10% and is collateralized by land and a residential building. The notes require monthly interest and principal payments of $657, and is due in June 2009.

     The shareholder loans had a principal balance as of December 31, 1997 of $214,345 and $1,772, respectively. The first loan carries an interest rate of 8%, is unsecured and is payable upon demand. The second loan is without interest, is unsecured and is also payable upon demand.

     The loan payable to shareholder owned companies had a principal balance of $222,144 as of December 31, 1997. The loan carries an interest rate of 10%, is unsecured and is payable upon demand.

Subsequent Events

     As of the close of business on December 31, 1997, the corporation disposed of all of its assets in exchange for all of its liabilities. Immediately thereafter, the Company acquired all of the outstanding shares of Sun East International Development Limited, a Cayman Island Company, in exchange for 15,349,583 shares of common stock of the Company representing approximately 81.87% ownership of the Company following the exchange. Pursuant to the terms of the exchange, the Company assumed the operations of Sun East International Development Limited and the management of SEIDL then assumed control of the Company.

     SEIDL was formed in July 1997 to acquire and carry on through its subsidiaries the trading operations of Sun East International Development Limited, a Hong Kong Company, and a 51% interest in the real estate development operations as Sun East Shanghai Real Estate Development Company Limited. Because these companies have substantial operations, the Company believes that it will have sufficient cash to maintain and execute its business operations for the next twelve months. However, in early 1999, the Company is planning to go to the equity market to raise approximately 15 million dollars.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Regarding Present Directors and Executive Officers

     The following table sets forth the names, and ages of the executive officers and directors of the Company and the current position held by each.

  Name                 Age        Title
--------              -----      -------
Thomas L. Tedrow       47      President, Chief Executive Officer and Director
Sharron C. Martin      37      Secretary/Treasurer, Vice President and Director
                               (Principal Financial and Accounting Officer)

     Thomas L. Tedrow Mr. Tedrow has been employed as president, chief executive officer and director since October, 1996. Mr. Tedrow is a best selling author of over sixteen books, the publisher of Financial Discoveries Magazine and since 1987 has been a communications and marketing consultant for both public and private companies.

     Sharron C.  Martin Ms.  Martin has been a  director  of the  Company  since
October, 1996. For the past five years Ms. Martin has been employed as an officer and director of Martin Consulting, Inc., a consulting firm specializing in Sino-foreign joint venture and merger and acquisition consulting in the United States.

ITEM 10. EXECUTIVE COMPENSATION

     The Company paid no salary or other compensation in excess of $100,000 to any of its officers during 1997. The Company's chief-executive officer received no compensation of any nature from the Company since joining the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of April 15, 1997, the number of shares of the Company's common stock held by executive officers and directors both individually and as a group, and by beneficial owners of more than five percent of the Company's common stock.

        Name & Address of                Amount & Nature               Percent
        Beneficial Owner             of Beneficial Ownership          of Class
     ----------------------          ------------------------        -----------
      Thomas L. Tedrow  (1)                 3,500,000                  44.07   %
      431 East Central Blvd.
      Suite 900
      Orlando, FL  32801

      Sharron C. Martin                     3,500,000                  44.07   %
      9025 South 700 West
      Sandy, UT  84070

      Executive Officers & Directors
      as a group                            7,000,000                  88.14   %

-----------------------

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

     During 1997 the Company sold a master franchise to a stockholder for $75,000. No franchise units were opened under this agreement during 1997.

     The Company has made loans to a stockholder with balances totaling $237,847 at December 31, 1997 and $238, 398 at December 31, 1996. The loans are due on demand and are non-interest bearing. These loans were acquired as part of the pooling of interests in 1996 with Am-Pac Investments, Inc.

     During 1997 the Company loaned $41,629 to an entity managed but not owned by certain of the Company's stockholders. The Company had agreed to acquire this entity in 1997 in a pooling of interests but the agreement was terminated prior to closing. The loan is non interest bearing and is payable on demand.

     Rental  income   includes   rents  received  from  a  company  owned  by  a
stockholder. The amounts received were and $45,000 for the six months ended December 31, 1996.

     In six months ended December 31, 1996 and the year ended December 31, 1997 the Company borrowed $114,459 and $323,802 respectively from stockholder owned entities. These loans have a stated interest rate of 8% and 10% respectively and are due upon demand.

     During the first quarter of 1997 the Company borrowed an additional $500,000 from stockholder owned entities at an interest rate of 10%. To satisfy this obligation, the Company completed a Regulation S offering of 500,000 shares. These shares were issued to a single subscriber, who assumed the $500,000 notes payable as full consideration for the stock.

                                     Part IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

2.1 Acquisition Agreement between the Shareholders of Pacific Foods, Ltd. and the Company *

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

     None

-------------------

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


                                              AM-PAC INTERNATIONAL, INC.


                                              By: /s/ Thomas L. Tedrow
                                                 -------------------------------
                                                   Thomas L. Tedrow
                                                   Chief Executive Officer


Dated: November 20, 1998


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                    Title                             Date
  -------------                --------                           ------


/s/ Thomas L. Tedrow   President, Chief Executive Officer and
--------------------   Chairman of the Board of Directors      November 20, 1997
Thomas L. Tedrow       (Principal Executive Officer)


/s/ Sharron C. Martin  Secretary/Treasurer, Vice President     November 20, 1997
---------------------  and Director (Principal Financial and
Sharron C. Martin      Accounting Officer)

                           AM-PAC INTERNATIONAL, INC.

                   Index to Consolidated Financial Statements


                                                                            Page

Report of Independent Public Accountants                                    F-2


Consolidated Balance Sheets as of December 31, 1997 and 1996                F-3


Consolidated Statements of Operations for the year ended December
  31, 1997 and the six months ended December 31, 1996                       F-5

Consolidated Statements of Stockholders' Equity (Deficit)
  For the year ended December 31, 1997 and the six months
  ended December 31, 1996                                                   F-6

Consolidated Statements of Cash Flows for the year ended December
  31, 1997 and the six months ended December 31, 1996                       F-7

Notes to Financial Statements                                               F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Am-Pac International, Inc.

We have audited the accompanying consolidated balance sheets of Am-Pac International, Inc. as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 1997 and the six months ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Am-Pac International, Inc. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the year ended December 31, 1997 and the six months ended December 31, 1996, in conformity with generally accepted accounting principles.

Kissimmee, Florida                           /s/ Swart, Baumruk & Twohig, LLP
May 22, 1998

                           Am-Pac International, Inc.
                           Consolidated Balance Sheets
                           December 31, 1997 and 1996

                                     Assets

                                                  1997                 1996
                                                 ------               ------
Current assets
     Cash                                    $   25,458            $  47,651
     Inventory                                   23,736                  -0-
     Employee advance                                50                  -0-
                                               --------            ---------
                                                 49,244              47,651
Property and equipment
   Buildings and improvements                   337,606             171,614
   Land and improvements                        204,841             204,841
   Furniture and equipment                      101,416               2,000
                                               --------            ---------
                                                643,863             378,455
   Less accumulated depreciation               (119,786)           (103,313)
                                               --------            ---------
     Net property and equipment                 524,077             275,142

Other assets
   Escrow deposits                                   -0-              6,228
   Loan receivable - stockholder                237,847             238,398
   Related party receivable                      41,629                  -0-
   Organizational costs - net                     1,417               1,837
                                               --------            ---------
         Total other assets                     280,893             246,463
                                               --------            ---------
                                             $  854,214          $  569,256
                                               ========            =========

    The accompanying notes are an integral part of these financial statements

                           Am-Pac International, Inc.
                          Consolidated Balance Sheets
                           December 31, 1997 and 1996

                 Liabilities and Stockholders' Equity (Deficit)
                 ----------------------------------------------
                                                     1997                1996
                                                    ------              ------

Current liabilities
   Accounts payable                               $ 78,896           $  111,287
   Other liabilities                                 9,227               22,915
   Current portion of long term debt                 9,738                9,075
                                                   --------            --------
     Total current liabilities                      97,861              143,277

Long term debt
   Mortgages payable                               425,964              435,719
   Loans payable - related parties                 438,261              114,459
                                                   --------            --------
    Total long term debt                           864,225              550,178
                                                   --------            --------
     Total liabilities                             962,086              693,455

Stockholders' equity (deficit)
   Common stock, $.001 par value,
     149,900,000 shares authorized,
     8,715,547 shares and 7,740,547
     shares issued and outstanding,
     respectively                                    8,715                7,740
   Additional paid in capital                    1,713,274              973,058
   Accumulated deficit                          (1,829,861)          (1,104,997)
                                                 ---------            ---------
     Total stockholders' equity (deficit)         (107,872)            (124,199)
                                                 ---------            ---------
                                               $   854,214          $   569,256
                                                 =========            =========

   The accompanying notes are an integral part of these financial statements

                           Am-Pac International, Inc.
                      Consolidated Statements of Operations
                      For the year ended December 31, 1997
                   and the six months ended December 31, 1996

                                                       1997                1996
                                                      ------              ------

Revenue
 Sales                                           $   402,850             $   -0-
   Franchise fees                                    129,570             15,468
   Commissions and other                               1,482                123
Rental property income                                    -0-            50,400
                                                    --------           ---------
      Total revenue                                  533,902             65,991

Costs and expenses
   Cost of sales                                     147,075                 -0-
   Rental property expenses                               -0-            37,850
   Marketing                                         161,154                600
   Labor costs                                       307,111             40,749
   Professional fees                                 178,570            124,006
   Consulting services                               110,156             42,000
   Interest expense                                   68,088             20,927
   Other expenses                                    286,612              4,890
                                                    --------           ---------
     Total costs and expenses                      1,258,766            271,022

     Net loss                                   $   (724,864)        $ (205,031)
                                                    --------           ---------
     Net loss per share                         $       (.09)        $     (.03)
                                                    ========           =========

   The accompanying notes are an integral part of these financial statements

                           Am-Pac International, Inc.
            Consolidated Statements of Stockholders' Equity (Deficit)
                      For the year ended December 31, 1997
                   and the six months ended December 31, 1996


                                                               Additional                     Total
                                             Common Stock       Paid in      Accumulated   Stockholders'
                                  Shares        Amount          Capital        Deficit        Equity
                                 --------    ------------     -----------    -----------     (Deficit)
                                                                                           -------------

Balance June 30, 1996            7,740,547    $  7,740         $ 973,058      $ (899,966)    $  80,832
Net loss six months
   ended December 31, 1996              -0-         -0-               -0-       (205,031)     (205,031)

Balance December 31, 1996        7,740,547       7,740           973,058      (1,104,997)     (124,199)

Issuance of common stock
   as final payment for
   acquisition of Am-Pac
   Investments, Inc.               200,000         200              (200)             -0-            -0-
Issuance of common stock
   as payment of debt              500,000         500           499,500              -0-       500,000
Issuance of common stock
   as payment for services         200,000         200            99,800              -0-       100,000
Issuance of common stock
   as payment for services          75,000          75           141,116              -0-       141,191
Net loss year ended
   December 31, 1997                    -0-         -0-               -0-       (724,864)      (724,864)

Balance December 31, 1997        8,715,547    $  8,715       $ 1,713,274     $(1,829,861)    $ (107,872)


    The accompanying notes are an integral part of these financial statements

                           Am-Pac International, Inc.
                      Consolidated Statements of Cash Flows
                      For the year ended December 31, 1997
                   and the six months ended December 31, 1996

                                                        1997               1996
                                                       ------             ------

Cash flows from operating activities
   Net income (loss)                               $ (724,864)       $ (205,031)
   Adjustments to reconcile net
     cash provided (used) by
     operating activities
       Depreciation and amortization                   16,893             4,154
       Decrease in prepaids                             6,228                -0-
       Increase in inventory                          (23,736)               -0-
       Increase in receivable                             (50)               -0-
       Increase (decrease) in accounts payable        (32,391)          105,422
       Increase (decrease)in other current
         liabilities                                  (13,688)            8,801
       Decrease in other assets                            -0-            8,749
                                                     ---------         ---------
Net cash provided (used) by operating activities     (771,608)          (77,905)

Cash flows from investing activities
   Purchase of equipment and leasehold improvements  (265,408)          (21,446)
   Collection on related party receivable               7,259                -0-
   Loans to related parties                           (48,337)               -0-
   Loan to stockholder                                     -0-          (11,033)
                                                     ---------         ---------
Net cash provided (used) by investing activities     (306,486)          (32,479)

Cash flows from financing activities
   Stock issued in exchange for services              241,191                -0-
   Proceeds from related party borrowings             823,802           114,459
   Repayment of debt                                   (9,092)           (4,263)
                                                    ---------         ---------
Net cash provided (used) by financing activities    1,055,901           110,196
                                                    ---------         ---------
Net decrease in cash                                  (22,193)             (188)

Cash at beginning of period                            47,651            47,839
                                                    ---------         ---------
Cash at end of period                              $   25,458          $ 47,651
                                                    ---------         ---------

    The accompanying notes are an integral part of these financial statements

                           Am-Pac International, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 1997 and 1996

1.   Summary of Significant Accounting Policies
     ------------------------------------------

     Organization  and  consolidation
     --------------------------------

     Am-Pac International, Inc., a Nevada corporation, (the Company) is the surviving corporation of a merger with Captain Tony's Pizza, Inc., a New York corporation. Am-Pac was formed on October 4, 1996 as a wholly owned subsidiary of Captain Tony's Pizza, Inc. for the purpose of effecting this merger. In conjunction with the merger, the Company had a 1 for 20 reverse stock split. The financial statements reflect the effects of this transaction.

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, CTP Equipment, Inc. (CTPE), Pacific Foods Limited (PFL), Am-Pac Investments, Inc. (INV), Captain Tony's Pizza, Inc. (CTP), Leisureshare International Limited (LIL), and Headlightz of Orlando, Inc. (HDL). All intercompany transactions and balances have been eliminated in consolidation.

     As discussed elsewhere in these notes, PFL and INV were acquired by the Company in the fourth quarter of 1996, subsequent to the merger and reverse stock split, in separate transactions accounted for as pooling of interests. All financial statements presented have been reported as though the combination with INV had taken place prior to July 1, 1995 and as though the combination with PFL had taken place on May 1, 1996, the date of PFL's inception.

     Estimates
     ---------

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

     Concentration of credit risk
     ----------------------------

     The Company maintains its cash balances in primarily one financial institution located in the State of Florida. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000.

     Cash
     ----

     For cash flow reporting purposes, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                           Am-Pac International, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 1997 and 1996

1.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------

     Property and equipment
     ----------------------

     Property and equipment is stated at cost. Depreciation is provided on the straight line method over the estimated useful lives of the various assets. Depreciation expense for the twelve months ended December 31, 1997, and the six months ended December 31, 1996 was $16,473 and $3,944 respectively.

     Preferred stock
     ---------------

     The Company has the authority to issue 100,000 shares of non-voting preferred stock with terms to be established by the Board of Directors, subject to certain limitations. No shares of this preferred stock have been issued, nor does the Company have any present plans for the issuance or sale of any such shares.

     Franchise fee revenues
     ----------------------

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

                           Am-Pac International, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 1997 and 1996

1.   Summary of Significant Accounting Policies (continued)
     -----------------------------------------------------

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

     New business venture
     --------------------

     In 1997 the Company began developing a sports bar and restaurant concept called HeadLightZ, with the flagship unit located in Orlando, Florida. The Company owns all trademarks for franchising, beer, magazines, and licensed products. Expansion is planned through acquisition of additional facilities and franchising.

     Advertising costs
     -----------------

     The Company expenses advertising and promotion costs as incurred. Advertising and promotion costs for the twelve months ended December 31, 1997 and the six months ended December 31, 1996 were $161,154 and $600 respectively.

     Income taxes
     ------------

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

                           Am-Pac International, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 1997 and 1996

1.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------

     Per share data
     --------------

     Per share data is based on the weighted average number of common shares outstanding during the periods, giving retroactive effect to the 1 for 20 reverse stock split.

     Fiscal-year change
     ------------------

     In October 1996, the Board of Directors approved a change in the Company's fiscal year end from June 30 to December 31, effective the calendar year beginning January 1, 1997. A six-month fiscal transition period from July 1, 1996 through December 31, 1996 preceded the start of the new calendar-year cycle.

2.   Franchise Operations
     --------------------

     There were no changes to the number of franchise units or their ownership during the twelve months ended December 31, 1997. A master franchise was sold to a stockholder for $75,000; however no new units opened leaving a total of ten units.

     There were no changes in the number of franchise units or their ownership during the six months ended December 31, 1996.

3.   Income Taxes
     ------------

     The  Company  has  net  operating  loss   carryforwards   of  approximately
     $1,575,000 that are available to offset future taxable income and expire at various dates through the year 2017.

     No related deferred tax asset has been recognized in the financial statements since the valuation allowance is equal to any such tax benefit.

4.   Related Party Transactions
     --------------------------

     As of December 31, 1996, the Company has one franchise unit that is owned and operated by a related party. The franchise is owned by a stockholder and officer of the Company, and does not pay franchise fees on its sales.

     During 1997 the Company sold a master franchise to a stockholder for $75,000. No franchise units were opened under this agreement during 1997.

                           Am-Pac International, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 1997 and 1996

4.   Related Party Transactions (continued)
     -------------------------------------

     The Company has made loans to a stockholder with balances totaling $237,847 at December 31, 1997 and $238,398 at December 31, 1996. The loans are due on demand and are non-interest bearing. These loans were acquired as part of the pooling of interests in 1996 with Am-Pac Investments, Inc.

     During 1997 the Company loaned $41,629 to an entity managed but not owned by certain of the Company's stockholders. The Company had agreed to acquire this entity in 1997 in a pooling of interests but the agreement was terminated prior to closing. The loan is non interest bearing and is payable on demand.

     Rental  income   includes   rents  received  from  a  company  owned  by  a
     stockholder. The amounts received were and $45,000 for the six months ended December 31, 1996.

     In the six months ended December 31, 1996 and the year ended December 31, 1997 the Company borrowed $114,459 and $323,802 respectively from stockholder owned entities. These loans have a stated interest rate of 8% and 10% respectively and are due upon demand.

     During the first quarter of 1997 the Company borrowed an additional $500,000 from stockholder owned entities at an interest rate of 10%. To satisfy this obligation, the Company completed a Regulation S offering of 500,000 shares. These shares were issued to a single subscriber, who assumed the $500,000 notes payable as full consideration for the stock.

5.   Long Term Debt
     --------------

     Long term debt consists of the following:

                                                      December 31, 1997      December 31, 1996
                                                      -----------------      -----------------

     Mortgage payable to bank at an adjustable
     interest rate, currently stated at 9.625%,
     collateralized by land and commercial building,
     with current principal and interest payments of
     $3,666 per month, due June 2017                       $382,635               $389,331

     Mortgage payable to mortgage company at an
     interest rate of 10%, collateralized by land
     and residential building, with payments of
     principal and interest of $657 per month,
     due June 2009                                           53,067                 55,463

                                      F-12

                           Am-Pac International, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 1997 and 1996

5.   Long Term Debt (continued)
     --------------------------

                                                        December 31, 1997          December 31, 1996
                                                        -----------------          -----------------

     Loans payable to stockholder owned companies
     at an interest rate of 8%, due upon demand                 214,345                  114,459

     Loans payable to  stockholder owned companies
     at an interest rate of 10%, due upon demand                222,144                       -0-

     Loan payable to a stockholder without interest,
     due upon demand                                              1,772                       -0-
                                                               --------                 ---------
     Total long term debt                                       873,963                  559,253

     Less current portion                                         9,738                    9,075
                                                               --------                 ---------
                                                              $ 864,225                $ 550,178
                                                               ========                 =========

     Current maturities of long term debt are as follows:

                           1998                               $  9,738
                           1999                                 10,954
                           2000                                 12,035
                           2001                                 13,223
                           2002 and thereafter                 828,013
                                                             ---------
                                                              $873,963

6.   Supplemental Cash Flow Information
     ----------------------------------

     There were no cash payments for income taxes for the twelve months ended December 31, 1997 and the six months ended December 31, 1996. Interest paid for the twelve months ended December 31, 1997 and the six months ended December 31, 1996 was $68,088 and $20,927 respectively.

     Supplemental schedule of non cash investing and financing activities:

     1997
     ----

     The Company issued 500,000 shares of common stock valued at $1.00 per share in satisfaction of debt owed to certain related parties.

     The Company issued 75,000 shares of common stock as payment of an outstanding obligation to the Company's legal counsel in the amount of $141,191.

     The Company issued 200,000 shares of common stock as payment for consulting services with a value of $100,000.

                           Am-Pac International, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 1997 and 1996

7.   Segment and Major Customer Information
     --------------------------------------

     The Company operates in generally three industry segments: franchising, food service and real estate rental. The assets used in the real estate rental segment in 1996 were converted to operating assets used in the food service segment in 1997.

     Financial information by industry segment is as follows:

                                            Year                   Six Months
                                            ended                    ended
                                       December 31, 1997       December 31, 1996
                                       -----------------       -----------------
     Revenues:
       Franchising                       $  129,570               $    15,468
       Food service                         402,850                        -0-
       Real estate rental                        -0-                   50,400
                                          ----------                -----------
                                         $  532,420               $    65,868
                                          ==========                ===========
     Income (loss) from operations:
       Franchising                       $    7,792               $   (41,498)
       Food service                          30,466                        -0-
       Real estate rental                        -0-                   33,448
                                          ----------                -----------
                                         $   38,258               $    (8,050)
                                          ==========                ===========
     Identifiable assets:
       Franchising                       $       -0-              $        -0-
       Food service                         547,813                        -0-
       Real estate rental                        -0-                  259,924
                                          ----------                -----------
                                        $   547,813               $   259,924
                                          ==========                ===========

     Only cash cannot be identified with a particular segment. All other assets are identified with the franchising segment, food service segment or real estate rental segment.

     During the twelve months ended December 31, 1997 the Company had a franchisee from whom it derived more than 10% of its consolidated revenues. Franchise fees received from this franchisee represented 58% of franchise revenues or 14% of consolidated revenues.

                           Am-Pac International, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 1997 and 1996

7.   Segment and Major Customer Information (continued)
     -------------------------------------------------

     During the six months ended December 31, 1996 the Company had a lessee from whom it derived more than 10% of its consolidated revenues. Rents received from this lessee represented 89% of rental income or 68% of consolidated revenues.

8.   Acquisitions
     ------------

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

     On December 31, 1996 the Company acquired all of the outstanding common stock of Am-Pac Investments, Inc., (INV) in exchange for 533,939 shares of the Company's common stock. The acquisition has been accounted for as a pooling of interests and accordingly, the accompanying consolidated financial statements for periods prior to the date of acquisition reflect the accounts and operations of INV.

9.   Subsequent Events
     -----------------

     Effective after the close of business on December 31, 1997 the Company transferred ownership of 100% of the outstanding shares of all of its subsidiaries to Forbes Investments, Ltd., a British Virgin Islands company owned by a controlling stockholder of the Company, in exchange for 800,000 shares of the Company's common stock owned by Forbes.

     Of the $854,214 of the Company's consolidated assets at December 31, 1997, $810,385 are owned by the subsidiaries; of the $962,086 of the Company's consolidated liabilities at December 31, 1997, $830,442 are obligations of the subsidiaries. Consequently, the effect of this transaction is to increase the Company's net worth by $20,057. No independent valuation of the assets transferred was obtained by the Company.

     In May, 1998, effective after the close of business December 31, 1997, the Company agreed to acquire 100% of the outstanding common stock of Sun East International Holdings, Ltd., a Caymen Islands corporation with its headquarters in Hong Kong.


                           Am-Pac International, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 1997 and 1996

9.   Subsequent Events (continued)
     ----------------------------

     Under the terms of the agreement, the Company will issue between 12,500,000 shares and 15,000,000 shares of common stock for 100% of Sun East's common stock. The number of shares issued will depend upon Sun East's net income for the year ended December 31, 1997 as reported in Sun East's 1997 audited financial statements.

     At the time of closing, the Company will have no assets or liabilities and will have reduced its issued and outstanding common stock to 3,000,000 shares. To achieve this, the Company's controlling stockholders will return 5,715,547 shares to the Company and will receive the Company's remaining assets ($43,829, primarily a related party receivable) and will assume the Company's remaining liabilities ($131,644, primarily loans from stockholder owned entities).

                           Am-Pac International, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 1997 and 1996


10.  Supplemental Information
     ------------------------

The following unaudited Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the year ended December 31, 1996 are provided as supplementary information only.

                           Am-Pac International, Inc.
                      Consolidated Statement of Operations
                      For the year ended December 31, 1996
                                   (Unaudited)

                                                       1996
                                                       ----
Revenue
Sales
     Franchise fees                                $    720
     Commissions and other                           48,372
     Rental property income                           7,456
     Interest income                                 93,300
                                                        288
                                                   --------
         Total revenue                              150,136

Costs and expenses
     Rental property expenses                        76,246
     Marketing                                          600
     Labor costs                                     40,749
     Professional fees                              124,006
     Consulting services                             42,000
     Interest expense                                20,927
     Other expenses                                  29,818
                                                   ---------
         Total costs and expenses                   334,346
                                                   ---------
         Net loss                                $ (184,210)
                                                   =========
         Net loss per share                      $     (.02)
                                                   =========
                                      F-16

                           Am-Pac International, Inc.
                      Consolidated Statement of Cash Flows
                      For the year ended December 31, 1996
                                   (Unaudited)
                                                            1996
                                                           ------

Cash flows from operating activities
     Net income (loss)                                  $ (184,210)
     Adjustments to reconcile net
       cash used by
         operating activities
             Depreciation and amortization                   8,097
             Increase in prepaids                           (9,587)
             Decrease in receivable                          7,175
             Increase in accounts payable                  107,462
             Increase in other current liabilities           9,560
             Decrease in other assets                        8,749
                                                           --------
Net cash used by operating activities                      (52,754)

Cash flows from investing activities

     Purchase of equipment and leasehold improvements      (21,446)
     Loans to related parties                               (1,977)
     Loan to stockholder                                   (11,033)
                                                           -------
Net cash used by investing activities                      (34,456)

Cash flows from financing activities
     Proceeds from related party borrowings                114,459
     Repayment of debt                                     (13,638)
                                                           --------
Net cash provided by financing activities                  100,821
                                                           --------
Net increase in cash                                        13,611

Cash at beginning of period                                 34,040
                                                           --------
Cash at end of period                                  $    47,651
                                                           ========
                                      F-17