Form 10QSB
period 1998-03-31
AM PAC INTERNATIONAL INC
filed 1998-11-20
CIK 802523

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________.

                         Commission File Number 33-8964

                           AM-PAC INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



            Nevada                                      16-1260971
--------------------------------          --------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or jurisdiction)

                       Suite 2014-21, Sun Hung Kai Centre
                      30 Harbour Road, Wanchai, Hong Kong
                  --------------------------------------------
                    (Address of principal executive offices)


                                 (852) 2591-6928
                            -------------------------
                           (Issuer's telephone number)


          431 East Central Boulevard, Suite 900, Orlando, Florida 32801
        -----------------------------------------------------------------
              (Former name, former address and formal fiscal year,
                         if changed since last report)

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes No

     As of October 30, 1998, 18,749,583 shares of common stock of the issuer were outstanding.

                           AM-PAC INTERNATIONAL, INC.
                                     INDEX

                                                                         Page
                                                                        ------
PART I - FINANCIAL INFORMATION
  ITEM 1.  Financial Statements

          Consolidated Balance Sheets - March 31, 1998
          and December 31, 1997...........................................   3

          Consolidated Statements of Operations -Three and months ended
          March 31, 1998 and 1997.........................................   4

          Consolidated Statements of Cash Flows  - Three months ended
          March 31, 1998 .................................................   5

          Notes to Consolidated Financial Statements......................   6

  ITEM 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................   7

PART II - OTHER INFORMATION ..............................................   7

  ITEM 6. Exhibits and Reports on Form 8-K................................   7

  Signatures .............................................................   8

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           AM-PAC INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                      (000)

                                                  March 31,        December 31,
                                                    1998              1997
                                               --------------     --------------
                                                (unaudited)
ASSETS
Current Assets:
Cash and bank deposits                         $           14       $      14
Accounts receivable, net                                2,870           2,870
Deposit and prepayments                                   162             162
Inventory                                                   -             761
                                            ------------------   ---------------
                                                        3,046           3,807
Fixed Assets                                           24,562          24,642
                                            ------------------   ---------------
Total assets                                  $        27,688       $  28,449
                                            ==================   ===============
LIABILITY, MINORITY INTERESTS
 AND SHAREHOLDERS' EQUITY
Current Liabilities:
Miscellaneous payables                       $            149       $    149
Due to a related company                                2,739          4,745
Taxes payable                                             125            125
                                            ------------------   ---------------
                                                        3,013          5,019
Long term loans                                         3,731          3,731

Long term loans from directors                         11,823         11,823
                                            ------------------   ---------------
Total liabilities                                      18,567         20,573
                                            ------------------   ---------------
Minority interest                                       4,484          4,484
                                            ------------------   ---------------
Shareholders' Equity:

Share capital                                             187            50
Retained earnings                                       4,442         3,334
Cumulative translation adjustment                           8             8
                                            ------------------   ---------------
Total shareholders' equity                              4,637         3,392
                                            ------------------   ---------------
Total liabilities, minority interest
and shareholders' equity                      $        27,688       $28,449
                                            ==================   ===============

          See Accompanying Notes to Consolidated Financial Statements

                           AM-PAC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                     (000)

                                                    For the Three Months Ended
                                               March 31, 1998     March 31, 1997
                                             -----------------  ----------------
                                                                      (Proforma)
Net Sales                                      $       12,487    $        17,691
Cost of goods sold                                   (10,849)           (16,408)
                                              ----------------  ----------------
                                                        1,638              1,283
Selling, general and administrative expenses            (391)              (462)
Interest expense/net                                        -              (344)
Other income                                                -                  -
                                              ----------------  ----------------
(Loss) income before income tax                         1,247                477
Provision for income tax                                    -               (79)
                                              ----------------  ----------------
Net (Loss) income                              $        1,247    $           398
                                              ================  ================
(Loss) earnings per common share               $          .07    $           .02
                                              ================  ================
Weighted average number of common shares
outstanding                                        18,749,583         18,749,583
                                              ================  ================


           See Accompanying Notes to Consolidated Financial Statements

                           AM-PAC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           For the Three Months Ended
                                      (000)




                                                               March 31, 1998
                                                             ------------------
Cash flows from operating activities:
Net income                                                      $        1,245
Decrease/increase in operating assets:
Inventories, net                                                         (761)
                                                             ------------------
Net cash used in operating activities                                      484
                                                             ------------------
Cash flow from investing activities:                                         -
Cash flows from financing activities:
Decrease in payable to a related company                                 (484)
                                                             ------------------
Net cash used in financing activities                                    (484)
                                                             ------------------
Net increase (decrease) in cash                                              0
Cash at beginning of period                                                 14
                                                             ------------------
Cash at end of period                                            $          14
                                                             ==================


           See Accompanying Notes to Consolidated Financial Statements

                   AM-PAC INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1998

1. The interim financial statements have been prepared pursuant to the requirements for reporting on Form 10-QSB. The March 31, 1998 balance sheet was derived from unaudited financial statements and does not include all of the disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and footnotes thereto included in the Company's report on Form 8-K/A, Amendment No. 1 dated November 18, 1998. In the opinion of management, the interim financial statements reflect all adjustments of a normal receiving nature necessary for a fair statement of the results for the interim period.

2. On May 7, 1998, the Company acquired all of the issued and outstanding stock of Sun East International Development Limited ("Sun East") in exchange for 15,130,000 shares of the Company's common stock. Simultaneous therewith, the Company redeemed 5,320,222 shares of its common stock held by its two principal shareholders in exchange for all of the assets, subject to all of the liabilities of the Company. Both transactions were given retroactive effect to the close of business on December 31, 1997. This acquisition has been treated as a reverse acquisition since Sun East and its subsidiaries are the continuing entities as a result of the recapitalization and restructuring. On this basis, the historical financial statements prior to January 1, 1998 represent the financial statements of Sun East and its subsidiaries. The historic shareholders equity accounts of the Company as of December 31, 1997 have been retroactively restated to reflect the issuance of 15,130,000 shares of common stock and the redemption of shares of common stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

     On May 7, 1998, the Company acquired all of the issued and outstanding stock of Sun East International Development Limited ("Sun East") in exchange for 15,130,000 shares of the Company's common stock. Simultaneous therewith, the Company redeemed 5,320,222 shares of its common stock held by its two principal shareholders in exchange for all of the assets, subject to all of the liabilities of the Company. Both transactions were given retroactive effect to the close of business on December 31, 1997. This acquisition has been treated as a reverse acquisition since Sun East and its subsidiaries are the continuing entities as a result of the recapitalization and restructuring. On this basis, the historical financial statements prior to January 1, 1998 represent the financial statements of Sun East and its subsidiaries. The historic shareholders equity accounts of the Company as of December 31, 1997 have been retroactively restated to reflect the issuance of 15,349,583 shares of common stock and the redemption of 5,320,222 shares of common stock.

Net Sales. Net sales for the three months ended March 31, 1998 decreased by $5,204 or 30% to $12,487 compared to $17,691 for the corresponding period of the prior year. This decrease resulted from change of product mix within China market.

Cost of Goods Sold. Cost of goods sold for the three months ended March 31, 1998 decreased by $5,559 or 34% to $10,849 compared to $16,408 for the corresponding period of the prior year. The decrease in cost of goods sold is attributable to the reduced sales and sale of product with higher profit margin. Cost of goods sold as a percentage of sales decreased to 86.88% for the three months ended March 31, 1998 compared to 92.75% for the corresponding period of the prior year.

Selling, General and Administrative Expenses. Selling general and administrative expenses for the three months ended March 31, 1998 decreased by $71 or 15.37% to $391 from $462 for the corresponding period of the prior year. This decrease is attributable to better control of expenses.

Interest Expense/net. Interest expense, net for the three months ended March 31, 1998 decreased by $344 to $0 from $344 for the corresponding period of the prior year. This decrease resulted from this type of expenses was included in handling commission to the agent.

Income Tax Expense. Income tax expense for the three months ended March 31, 1998 decreased by $79 to $0 from $79 for the corresponding period of the prior year. This decrease resulted from tax liabilities were not provided in this quarter.

LIQUIDITY & CAPITAL RESOURCES

     At March 31, 1998 the Company had working capital of $33 and cash of $14 compared to a deficit in working capital of $1,212 and cash of $14 as of March 31, 1997. The change in working capital is attributable to the earnings of the Company.

     If the Company is to expand its operations, it must have additional capital to fund letters of credit necessary to purchase the goods which are delivered to customers in the People's Republic of China. Because of this, the Company plans a public offering of its shares in early 1999.

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


                                                  AM-PAC INTERNATIONAL, INC.


Date: November 20, 1998                           By: /s/ Xinnan Li
                                                     ---------------------------
                                                      Xinnan Li
                                                      Chief Executive Officer



Dated: November 20, 1998                          By: /s/ Lawrence Tsui
                                                     ---------------------------
                                                      Lawrence Tsui
                                                      Chief Financial Officer