Form 10QSB/A
period 1998-03-31
AM PAC INTERNATIONAL INC
filed 1998-11-20
CIK 802523

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

          Consolidated Statements of Operations -Three months ended
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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           AM-PAC INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                      (000)

                                                  March 31,        December 31,
                                                    1998              1997
                                               --------------     --------------
                                                (unaudited)
ASSETS
Current Assets:
Cash and bank deposits                         $           14       $      14
Accounts receivable, net                                2,870           2,870
Deposit and prepayments                                   162             162
Inventory                                                   -             761
                                            ------------------   ---------------
                                                        3,046           3,807
Fixed Assets                                           24,562          24,642
                                            ------------------   ---------------
Total assets                                  $        27,688       $  28,449
                                            ==================   ===============
LIABILITY, MINORITY INTERESTS
 AND SHAREHOLDERS' EQUITY
Current Liabilities:
Miscellaneous payables                       $            149       $    149
Due to a related company                                2,739          4,745
Taxes payable                                             125            125
                                            ------------------   ---------------
                                                        3,013          5,019
Long term loans                                         3,731          3,731

Long term loans from directors                         11,823         11,823
                                            ------------------   ---------------
Total liabilities                                      18,567         20,573
                                            ------------------   ---------------
Minority interest                                       4,484          4,484
                                            ------------------   ---------------
Shareholders' Equity:

Share capital                                             18             50
Additional Paid In Capital                                31              -
Retained earnings                                      4,581          3,334
Cumulative translation adjustment                          6              8
                                            ------------------   ---------------
Total shareholders' equity                              4,637         3,392
                                            ------------------   ---------------
Total liabilities, minority interest
and shareholders' equity                      $        27,688       $28,449
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