Form 10QSB
period 1998-06-30
AM PAC INTERNATIONAL INC
filed 1998-12-01
CIK 802523

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

          For the transition period from           to          .
                                         ----------   ---------

                         Commission File Number 33-8964

                           AM-PAC INTERNATIONAL, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



          Nevada                                             16-1260971
-------------------------------                        -------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or jurisdiction)                         Identification Number)


                       Suite 2014-21, Sun Hung Kai Centre
                       30 Harbour Road, Wanchai, Hong Kong
                    ---------------------------------------
                    (Address of principal executive offices)


                                 (852) 2591-6928
                           --------------------------
                           (Issuer's telephone number)


          431 East Central Boulevard, Suite 900, Orlando, Florida 32801
          -------------------------------------------------------------
              (Former name, former address and formal fiscal year,
                         if changed since last report)

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes No

     As of November 20, 1998, 18,749,583 shares of common stock of the issuer were outstanding.

                           AM-PAC INTERNATIONAL, INC.
                                     INDEX
                                                                         Page
                                                                        ------
PART I - FINANCIAL INFORMATION
 ITEM 1.    Financial Statements

            Consolidated Balance Sheets - June 30, 1998
            and December 31, 1997.......................................  3

            Consolidated Statements of Operations -Three months
            and six months ended June 30, 1998 and 1997.................  4

            Consolidated Statements of Cash Flows  - Six months ended
            June 30, 1998 ..............................................  5

            Notes to Consolidated Financial Statements..................  6

 ITEM 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................  7

PART II - OTHER INFORMATION ............................................  7

 ITEM 6.    Exhibits and Reports on Form 8-K............................  7

       Signatures ......................................................  8

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           AM-PAC INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                      (000)

                                                   June 30,        December 31,
                                                     1998              1997
                                                ----------------  --------------
                                                  (unaudited)
ASSETS
Current Assets:
Cash and bank deposits                           $         17    $          14
Accounts receivable, net                                    -            2,870
Deposit and prepayments                                   214              162
Inventory                                                   -              761
    Receivables from related company                    1,377                -
                                               ---------------  ---------------
                                                        1,608            3,807
Fixed Assets                                           24,652           24,642
                                               ---------------  ---------------
Total assets                                     $     26,260    $      28,449
                                               ===============  ===============
LIABILITY, MINORITY INTERESTS
 AND SHAREHOLDERS' EQUITY
Current Liabilities:
Miscellaneous payables                           $       149     $         149
Due to a related company                                   -             4,745
Taxes payable                                            125               125
                                               ---------------  ---------------
                                                         274             5,019
Long term loans                                        3,731             3,731

Long term loans from directors                        11,823            11,823
                                               ---------------  ---------------
Total liabilities                                     15,828            20,573
                                               ---------------  ---------------
Minority interest                                      4,484             4,484
                                               ---------------  ---------------
Shareholders' Equity:

Share capital                                             19                50
    Additional Paid In Capital                            31                --
Retained earnings                                      5,890             3,334
Cumulative translation adjustment                          8                 8
                                               ---------------  ---------------
Total shareholders' equity                             5,948             3,392
                                               ---------------  ---------------
Total liabilities, minority interest and
 shareholders' equity                            $    26,260    $       28,449
                                               ===============  ===============

           See Accompanying Notes to Consolidated Financial Statements

                           AM-PAC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                     (000)

                                                   Three Months Ended                   Six Months Ended
                                                         June 30                             June 30
                                            ---------------------------------- ------------------------------------
                                                 1998                1997           1998                1997
                                            ----------------    -------------- ---------------    -----------------
                                                                 (Proforma)                          (Proforma)

Net Sales                                     $   21,358         $  11,938       $  33,845           $   29,629
Cost of goods sold                                19,526            11,197          30,375               27,605
                                           --------------       -------------   -------------       ------------
                                                   1,832               741           3,470                2,024
Selling, general and administrative                 (523)             (529)           (941)                (991)
expenses
Interest income (expense)/net                          -               135               -                  (21)
Other income (expense)                                 -                94               -                  (94)
                                           --------------      -------------    -------------       -------------
Income before income tax                           1,309               441           2,556                  918
Provision for income tax                               -               146               -                  225
                                           --------------      -------------    -------------       -------------
Net income                                    $    1,309         $     295       $   2,556         $        693
                                           ==============      =============    =============       =============
(Loss) earnings per common share                     .07               .07       $     .14         $        .04
                                           ==============      =============    =============       =============
Weighted average number of common shares      18,749,583        18,749,583      18,749,583           18,749,583
outstanding                                ==============      =============    =============       =============


                           AM-PAC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           For the Three Months Ended
                                      (000)

                                                      June 30, 1998
                                                    ------------------
Cash flows from operating activities:
Net income                                             $        2,556
(Decrease)increase in operating assets:
Inventories, net                                                3,569
                                                    ------------------
Net cash used in operating activities                           6,125
                                                    ------------------
Cash flows from financing activities:
Decrease in payables to a related company                     (6,122)
                                                    ------------------
Net cash used in financing activities                         (6,122)
                                                    ------------------
Net increase (decrease) in cash                                     3
Cash at beginning of period                                        14
                                                    ------------------
Cash at end of period                                  $           17
                                                    ==================



           See Accompanying Notes to Consolidated Financial Statements

                   AM-PAC INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1998

1. The interim financial statements have been prepared pursuant to the requirements for reporting on Form 10-QSB. The June 30, 1998 balance sheet was derived from unaudited financial statements and does not include all of the disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and footnotes thereto included in the Company's report on Form 8-K/A, Amendment No. 1 dated November 30, 1998. In the opinion of management, the interim financial statements reflect all adjustments of a normal receiving nature necessary for a fair statement of the results for the interim period.

2. On May 7, 1998, the Company acquired all of the issued and outstanding stock of Sun East International Development Limited ("Sun East") in exchange for 15,349,583 shares of the Company's common stock. Simultaneous therewith, the Company redeemed 5,320,222 shares of its common stock held by its two principal shareholders in exchange for all of the assets, subject to all of the liabilities of the Company. Both transactions were given retroactive effect to the close of business on December 31, 1997. This acquisition has been treated as a reverse acquisition since Sun East and its subsidiaries are the continuing entities as a result of the recapitalization and restructuring. On this basis, the historical financial statements prior to January 1, 1998 represent the financial statements of Sun East and its subsidiaries. The historic shareholders equity accounts of the Company as of December 31, 1997 have been retroactively restated to reflect the issuance of 15,349,583 shares of common stock and the redemption of shares of common stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This release contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in a Company's filings with the Securities and Exchange Commission in general economic conditions and changes in the assumptions used in making such forward looking statements.

Background

     On May 7, 1998, the Company acquired all of the issued and outstanding stock of Sun East International Development Limited ("Sun East") in exchange for 15,349,583 shares of the Company's common stock. Simultaneous therewith, the Company redeemed 5,320,222 shares of its common stock held by its two principal shareholders in exchange for all of the assets, subject to all of the liabilities of the Company. Both transactions were given retroactive effect to the close of business on December 31, 1997. This acquisition has been treated as a reverse acquisition since Sun East and its subsidiaries are the continuing entities as a result of the recapitalization and restructuring. On this basis, the historical financial statements prior to January 1, 1998 represent the financial statements of Sun East and its subsidiaries. The historic shareholders equity accounts of the Company as of December 31, 1997 have been retroactively restated to reflect the issuance of 15,349,583 shares of common stock and the redemption of 5,320,222 shares of common stock.

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

Net Sales. Net sales for the three months ended June 30, 1998 increased by $9,420 or 79% to $21,358 compared to $11,938 for the corresponding period of the prior year. This increase resulted from both new customers and a broader product line.

Cost of Goods Sold. Cost of goods sold for the three months ended June 30, 1998 increased by $8,329 or 74% to $19,526 from $11,197 for the corresponding period of the prior year. The increase in cost of goods sold is attributable to the increased sales and sales of products with higher profit margins. Cost of goods sold as a percentage of sales decreased to 91.4% for the three months ended June 30, 1998 compared to 93.8% for the corresponding period of the prior year.

Selling, General and Administrative Expenses. Selling general and administrative expenses for the three months ended June 30, 1998 decreased by $6 or 1% to $523 from $529 for the corresponding period of the prior year. This decrease is attributable to better cost controls implemented by the Company which was partially offset by booking interest expenses to commission paid to sales agents of the Company.

Interest Expense/net. Interest expense, net for the three months ended June 30, 1998 decreased by $135 to $0 from $135 for the corresponding period of the prior year. This decrease resulted because this expense is now included in commissions paid to sales agents of the Company.

Other Income (Expenses). Other income for the three months ended June 30, 1998 increased by $94 to $94 from $0 for the corresponding period of the prior year. This increase is attributable to the Company generating third party commissions.

Income Tax Expense. Income tax expense for the three months ended June 30, 1998 decreased by $146 or 100% from $146 for the corresponding period of the prior year. This decrease resulted because the Company's sales now occur offshore and are not subject to taxation.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Net Sales. Net sales for the six months ended June 30, 1998 increased by $4,216 or 14% to $33,845 from $29,629 for the corresponding period of the prior year. This increase is attributable to both new customers and a broader product line.

Cost of Goods Sold. Cost of goods sold for the six months ended June 30, 1998 increased by $2,770 or 10% to $30,375 from $27,605 for the corresponding period of the prior year. This increase is attributable to increased sales and sales of products with high profit margins. Cost of goods sold as a percentage of sales decreased to 89.7% for the six months ended June 30, 1998 compared to 93.2% for the corresponding period of the prior year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 1998 decreased by $77 or 8% to $914 from $991 for the corresponding period of the prior year. This decrease is attributable to better cost controls implemented by the Company which was partially offset by booking interest expenses to commissions paid to sales agents of the Company.

Interest Expense/net. Interest expenses, net for the six months ended June 30, 1998 decreased by $21 or 100% to $0 from $21 for the corresponding period of the prior year. This decrease resulted because such expenses are now charged against commissions paid to sales agents of the Company.

Other Income $94 for the corresponding period of the prior year. This decrease is attributable to the Company generating third party commissions which offset commission expense.

Income Tax Expense. Income tax expenses for the six months ended June 30, 1998 decreased by $225 or 100% to $0 from $225 for the corresponding period of the prior year. This decrease resulted because the Company's sales now occur offshore and are not subject to taxation.


Year 2000 Issues

     The Company's computer system is completely new and is fully YK2000 compliant.

LIQUIDITY & CAPITAL RESOURCES

     At June 30, 1998 the Company had working capital of $1,334 and cash of $17 compared to a deficit in working capital of $1,212 and cash of $14 as of December 31, 1997. The change in working capital is attributable to the earnings of the Company and a net decrease in operating assets which was substantially offset by a decrease in payables to a related party.

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


                                                 AM-PAC INTERNATIONAL, INC.


Date: November 30, 1998                           By: /s/ Xinnan Li
                                                    ----------------------------
                                                    Xinnan Li
                                                    Chief Executive Officer



Dated: November 30, 1998                          By:/s/ Lawrence Tsui
                                                    ----------------------------
                                                    Lawrence Tsui
                                                    Chief Financial Officer