Form 10QSB
period 1998-09-30
AM PAC INTERNATIONAL INC
filed 1998-12-01
CIK 802523

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

          For the transition period from          to           .
                                        ----------   ----------

                         Commission File Number 33-8964

                           AM-PAC INTERNATIONAL, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



             Nevada                                        16-1260971
-------------------------------                   ------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or jurisdiction)                    Identification Number)

                       Suite 2014-21, Sun Hung Kai Centre
                       30 Harbour Road, Wanchai, Hong Kong
                    ----------------------------------------
                    (Address of principal executive offices)


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

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past ninety (90) days. Yes    No X
                          ----  ----

     As of November 20, 1998, 18,749,583 shares of common stock of the issuer were outstanding.

                           AM-PAC INTERNATIONAL, INC.
                                     INDEX
                                                                         Page
                                                                        ------
PART I - FINANCIAL INFORMATION
 ITEM 1.    Financial Statements

            Consolidated Balance Sheets - September 30, 1998
            and December 31, 1997......................................... 3

            Consolidated Statements of Operations -Three months and
            six months ended September 30, 1998 and 1997...................4

            Consolidated Statements of Cash Flows  - Nine months ended
            September 30, 1998 ........................................... 5

            Notes to Consolidated Financial Statements.................... 6

 ITEM 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................... 7

PART II - OTHER INFORMATION .............................................. 7

 ITEM 6.    Exhibits and Reports on Form 8-K.............................. 7

            Signatures ................................................... 8

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           AM-PAC INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                      (000)

                                                September 30,      December 31,
                                                     1998             1997
                                               -----------------  --------------
                                                 (unaudited)
ASSETS
Current Assets:
Cash and bank deposits                          $         14      $         14
Accounts receivable, net                                   -             2,870
Deposit and prepayments                                  214               162
Inventory                                                  -               761
    Receivables from related company                   2,969                 -
                                             ----------------   ---------------
                                                       3,197             3,807
Fixed Assets                                          24,655            24,642
                                             ----------------   ---------------
Total assets                                    $     27,852      $     28,449
                                             ================   ===============
LIABILITY, MINORITY INTERESTS
 AND SHAREHOLDERS' EQUITY
Current Liabilities:
Miscellaneous payables                          $        149      $        149
Due to a related company                                   -             4,745
Taxes payable                                            125               125
                                             ----------------   ---------------
                                                         274             5,019
Long term loans                                        3,731             3,731

Long term loans from directors                        11,823            11,823
                                             ----------------   ---------------
Total liabilities                                     15,828            20,573
                                             ----------------   ---------------
Minority interest                                      4,484             4,484
                                             ----------------   ---------------
Shareholders' Equity:

Share capital                                             19                50
    Additional Paid In Capital                            31                --
Retained earnings                                      7,482             3,334
Cumulative translation adjustment                          8                 8
                                             ----------------   ---------------
Total shareholders' equity                             7,540             3,392
                                             ----------------   ---------------
Total liabilities, minority interest and
shareholders' equity                            $     27,852     $      28,449
                                             ================   ===============

           See Accompanying Notes to Consolidated Financial Statements

                           AM-PAC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                     (000)

                                                   Three Months Ended                   Nine Months Ended
                                                      September 30                        September 30
                                            ---------------------------------- ------------------------------------
                                                 1998               1997            1998                1997
                                            ----------------    -------------- ---------------    -----------------
                                                                 (Proforma)                          (Proforma)

Net Sales                                        $   23,700           $ 7,709        $ 57,545           $   37,338
Cost of goods sold                                   21,500             5,632          51,875               33,237
                                            ----------------    -------------- ---------------    -----------------
                                                      2,200             2,077           5,670                4,101
Selling, general and administrative                   (581)             (347)         (1,522)              (1,338)
expenses
Interest expense/net                                      -                                 -                 (21)
Other income (expense)                                    -                                 -                 (94)
                                            ----------------    -------------- ---------------    -----------------
Income before income tax                              1,619             1,730           4,148                2,648
Provision for income tax                                  -                79               -                  225
                                            ----------------    -------------- ---------------    -----------------
Net Income                                       $    1,619        $    1,651     $     4,148        $       2,423
                                            ================    ============== ===============    =================
Earnings per common share                               .09               .09               $                    $
                                                                                          .22                  .13
                                            ================    ============== ===============    =================
Weighted average number of common shares         18,749,583        18,749,583      18,749,583           18,749,583
outstanding
                                            ================    ============== ===============    =================


          See Accompanying Notes to Consolidated Financial Statements

                           AM-PAC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           For the Three Months Ended
                                      (000)

                                                                 September 30,
                                                                     1998
                                                               -----------------
Cash flows from operating activities:
Net income                                                        $        4,148
(Decrease)increase in operating assets:
Inventories, net                                                             597
                                                               -----------------
Net cash used in operating activities                                      4,745
                                                               -----------------
Cash flows from financing activities:
Decrease in payables to a related company                                (4,745)
                                                               -----------------
Net cash used in financing activities                                    (4,745)
                                                               -----------------
Net increase (decrease) in cash                                                0
Cash at beginning of period                                                   14
                                                               -----------------
Cash at end of period                                              $          14
                                                               =================



           See Accompanying Notes to Consolidated Financial Statements

                   AM-PAC INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 1998

1. The interim financial statements have been prepared pursuant to the requirements for reporting on Form 10-QSB. The September 30, 1998 balance sheet was derived from unaudited financial statements and does not include all of the disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and footnotes thereto included in the Company's report on Form 8-K/A, Amendment No. 1 dated
     November 30, 1998. In the opinion of management, the interim financial statements reflect all adjustments of a normal receiving nature necessary for a fair statement of the results for the interim period.

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

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

Net Sales. Net sales for the three months ended September 30, 1998 increased by $15,991 or 207% to $23,700 compared to $7,709 for the corresponding period of the prior year. This increase resulted from both new customers and an expandable product line.

Cost of Goods Sold. Cost of goods sold for the three months ended September 30, 1998 increased by $15,868 or 282% to $21,500 compared to $5,632 for the corresponding period of the prior year. The increase in cost of goods sold is attributable to the increased sales and sales but at lower profit margins. Cost of goods sold as a percentage of sales decreased to 90.7% for the three months ended September 30, 1998 compared to 73.1% for the corresponding period of the prior year due to an increase in chemical sales which carry a lower margin.

Selling, General and Administrative Expenses. Selling general and administrative expenses for the three months ended September 30, 1998 increased by $234 or 67% to $581 from $347 for the corresponding period of the prior year. This increase is attributable to an increase in sales which produced higher commission expenses and booking certain interest expenses to commissions paid to sales agents of the Company.

Income Tax Expense. Income tax expense for the three months ended September 30, 1998 decreased by $79 or 100% to $0 from $79 for the corresponding period of the prior year. This decrease is attributable to the Company's sales now occur offshore and are not subject to taxation.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Net Sales. Net sales for the nine months ended September 30, 1998 increased by $20,207 or 54% to $57,545 from $3,738 for the corresponding period of the prior year. This increase is attributable to both new customers and an expanded product line.

Cost of Goods Sold. Cost of goods sold for the nine months ended September 30, 1998 increased by $18,638 or 56% to $51,875 from $33,237 for the corresponding period of the prior year. This increase is attributable to increased sales and sales of products but at lower profit margins. Cost of goods sold as a percentage of sales increased to 90.7% for the nine months ended September 30, 1998 compared to 89.0% for the corresponding period of the prior year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 1998 increased by $184 or 14% to $1,522 from $1,338 for the corresponding period of the prior year. This increase is attributable to an increase in sales which produced higher commission expenses and the booking of certain interest expense to commissions paid to sales agents of the Company.

Interest Expense/net. Interest expenses, net for the nine months ended September 30, 1998 decreased by $21 or 100% to $0 from $21 for the corresponding period of the prior year. This decrease resulted because such expenses are now charged against commissions paid to sales agents of the Company.

Other Income (Expense). Other income (expense) for the nine months ended September 30, 1998 decreased by $94 or 100% to $0 for the corresponding period of the prior year. This decrease is attributable to the reciept of commission income which offset commission expense.

Income Tax Expense. Income tax expenses for the nine months ended September 30, 1998 decreased by $225 or 100% to $0 from $225 for the corresponding period of the prior year. This decrease resulted because the Company's sales occur offshore and are not subject to taxation.

Year 2000 Issues

The Company's computer system is completely new and is fully YK2000 compliant.

LIQUIDITY & CAPITAL RESOURCES

     At September 30, 1998 the Company had working capital of $2,923 and cash of $14 compared to a deficit in working capital of $1,212 and cash of $14 as of December 31, 1997. The change in working capital is attributable to the earnings of the Company and a net decrease in operating assets which was substantially offset by a decrease in payables to a related party.

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


                                                  AM-PAC INTERNATIONAL, INC.


Date: December 1, 1998                             By: /s/ Xinnan Li
                                                      --------------------------
                                                      Xinnan Li
                                                      Chief Executive Officer



Dated: December 1, 1998                            By:/s/ Lawrence Tsui
                                                      --------------------------
                                                      Lawrence Tsui
                                                      Chief Financial Officer