Form 10QSB/A
period 1998-09-30
AM PAC INTERNATIONAL INC
filed 1999-02-26
CIK 802523

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

(Mark One)

[ X ]QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15 (d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________.

                         Commission File Number 33-8964

                           AM-PAC INTERNATIONAL, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



            Nevada                                     16-1260971
-------------------------------           --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or jurisdiction)

                       Suite 2014-21, Sun Hung Kai Centre
                       30 Harbour Road, Wanchai, Hong Kong
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (852) 2591-6928
                           ---------------------------
                           (Issuer's telephone number)


          431 East Central Boulevard, Suite 900, Orlando, Florida 32801
          -------------------------------------------------------------
              (Former name, former address and formal fiscal year,
                         if changed since last report)

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past ninety (90) days. Yes     No  X
                          -----  -----

     As of November 20, 1998, 18,749,583 shares of common stock of the issuer were outstanding.

                           AM-PAC INTERNATIONAL, INC.
                                     INDEX
                                                                           Page
                                                                          ------
PART I - FINANCIAL INFORMATION
  ITEM 1.    Financial Statements

             Consolidated Balance Sheets - September 30, 1998
             and December 31, 1997.......................................    3

             Consolidated Statements of Operations -Three months
             and six months ended September 30, 1998 and 1997............    4

             Consolidated Statements of Cash Flows  - Nine months ended
             September 30, 1998 .........................................    5

             Notes to Consolidated Financial Statements..................    6

  ITEM 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................    7

PART II - OTHER INFORMATION .............................................    8

  ITEM 6.    Exhibits and Reports on Form 8-K............................    8

             Signatures .................................................    9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           AM-PAC INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                      (000)

                                              September 30,       December 31,
                                                  1998               1997
                                           -------------------  ----------------
                                              (unaudited)
ASSETS
Current Assets:
Cash and bank deposits                      $          14      $             14
Accounts receivable, net                                -                 2,870
Deposit and prepayments                               214                   162
Inventory                                               -                   761
    Receivables from related company                2,969                     -
                                           ---------------     -----------------
                                                    3,197                 3,807
Fixed Assets                                       24,655                24,642
                                           ---------------     -----------------
Total assets                                $      27,852     $          28,449
                                           ===============     =================
LIABILITY, MINORITY INTERESTS
 AND SHAREHOLDER' EQUITY
Current Liabilities:
Miscellaneous payables                     $          149     $             149
Due to a related company                                -                 4,745
Taxes payable                                         125                   125
                                           ---------------     -----------------
                                                      274                 5,019
Long term loans                                     3,731                 3,731

Long term loans from directors                     11,823                11,823
                                           ---------------     -----------------
Total liabilities                                  15,828                20,573
                                           ---------------     -----------------
Minority interest                                   4,484                 4,484
                                           ---------------     -----------------
Shareholders' Equity:

Share capital                                          19                    50
    Additional Paid In Capital                         31                    --
Retained earnings                                   7,482                 3,334
Cumulative translation adjustment                       8                     8
                                           ---------------     -----------------
Total shareholders' equity                          7,540                 3,392
                                           ---------------     -----------------
Total liabilities, minority interest and
shareholders' equity                       $       27,852     $          28,449
                                           ===============     =================

          See Accompanying Notes to Consolidated Financial Statements

                           AM-PAC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                     (000)

                                                 Three Months Ended                    Nine Months Ended
                                                    September 30                          September 30
                                           ----------------------------------  -----------------------------------
                                               1998              1997               1998               1997
                                           --------------    ----------------  ---------------    ----------------
                                                               (Proforma)                            (Proforma)
Net Sales                                       $ 23,700           $ 7,709           $ 57,545          $   37,338
Cost of goods sold                                21,500             5,632             51,875              33,237
                                           --------------    --------------    ---------------    ----------------
                                                   2,200             2,077              5,670               4,101
Selling, general and administrative                (581)             (347)            (1,522)             (1,338)
expenses
Interest expense/net                                   -                                    -                (21)
Other income (expense)                                 -                                    -                (94)
                                           --------------    --------------    ---------------    ----------------
Income before income tax                           1,619             1,730              4,148               2,648
Provision for income tax                               -                79                  -                 225
                                           --------------    --------------    ---------------    ----------------
Net Income                                    $    1,619        $    1,651        $     4,148       $       2,423
                                           ==============    ==============    ===============    ================
Earnings per common share                            .09               .09                  $                   $
                                                                                          .22                 .13
                                           ==============    ==============    ===============    ================
Weighted average number of common shares      18,749,583        18,749,583         18,749,583          18,749,583
outstanding
                                           ==============    ==============    ===============    ================

          See Accompanying Notes to Consolidated Financial Statements

                           AM-PAC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           For the Three Months Ended
                                      (000)

                                                             September 30,
                                                                 1998
                                                           ------------------
Cash flows from operating activities:
Net income                                                    $       4,148
(Decrease)increase in operating assets:
Inventories, net                                                        597
                                                           ------------------
Net cash used in operating activities                                 4,745
                                                           ------------------
Cash flows from financing activities:
Decrease in payables to a related company                            (4,745)
                                                           ------------------
Net cash used in financing activities                                (4,745)
                                                           ------------------
Net increase (decrease) in cash                                           0
Cash at beginning of period                                              14
                                                           ------------------
Cash at end of period                                          $         14
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

Other Income (Expense). Other income (expense) for the nine months ended September 30, 1998 decreased by $94 or 100% to $0 for the corresponding period of the prior year. This decrease is attributable to the receipt of commission income which offset commission expense.

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

YEAR 2000 ISSUE

Until recently computer programs generally were written using two digits rather than four to define the applicable year. Accordingly programs may recognize a date using "00" as the year 1900 instead of the year 2000. The Company considered this potential problem when it recently purchased computers and installed information technology systems (IT systems), such as sales, accounts receivable, inventory management, accounts payable, general ledger, payroll and forecasting systems which it believes areYear 2000 compliant.

Software and hardware, such as telecommunications and office automation systems that facilitate operations of the Company's locations and corporate headquarters comprise the Company's primary non-IT systems and were likewise purchased to be Year 2000 compliant.

Additionally the Company is in the preliminary stage of communicating with its customers, suppliers, and financial institutions to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues. The Company anticipates that it will complete this investigation by June 1999, at which time it will assess the need to formulate any necessary contingency plans to deal with Year 2000 issues relating to third parties. Although the Company's IT and non-IT systems were represented as being Year 2000 compliant when purchased, there can be no guarantee that the Company or its trading partners, customers or other third party business associates will not experience Year 2000 compliance difficulties which could have a material adverse effect on the Company's business, results of operations and financial condition.

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


                                                AM-PAC INTERNATIONAL, INC.


Date: February 26, 1999                          By: /s/ Xinnan Li
                                                    -------------------------
                                                     Xinnan Li
                                                     Chief Executive Officer



Dated: February 26, 1999                         By: /s/ Lawrence Tsui
                                                    -------------------------
                                                     Lawrence Tsui
                                                     Chief Financial Officer